Form 10-Q
period 2025-03-31
Figure Certificate Co
filed 2025-05-15
CIK 1974395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 333-275154

FIGURE CERTIFICATE COMPANY

(Exact name of registrant as specified in its charter)

Delaware	92-3576834
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

650 California Street, Suite 2700
San Francisco, California	94108
(Address of principal executive offices)	(Zip Code)

(628) 236-5820

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2025, the number of shares of the registrant’s common stock outstanding was 1,000.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”), as well as information included in oral statements or other written statements made or to be made by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management regarding future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

●	our expectations regarding our future revenue, expenses, and other operating results and key operating metrics;
●	our ability to compete successfully in a highly competitive and evolving industry;
●	our ability to attract new consumers and retain and grow our relationships with our existing consumers;
●	our expectations regarding the development, innovation, introduction of, and demand for, our products;
●	our ability to maintain, renew or replace our existing funding arrangements and build and grow new funding relationships;
●	the impact of any of our funding sources becoming unwilling or unable to provide funding to us on terms acceptable to us, or at all;
●	the future growth rate of our revenue and related key operating metrics;
●	our ability to achieve sustained profitability in the future;
●	our ability, and the ability of other partners, to comply, and remain in compliance with, laws and regulations that currently apply or become applicable to our business or the businesses of such partners;
●	our ability to protect our confidential, proprietary, or sensitive information;
●	past and future acquisitions, investments, and other strategic investments;
●	our ability to maintain, protect, and enhance our brand and intellectual property;
●	litigation, investigations, regulatory inquiries, and proceedings;
●	developments in our regulatory environment;
●	the impact of macroeconomic conditions on our business, including the impacts of inflation, an elevated interest rate environment and corresponding elevated negotiated interest rate spreads, ongoing recessionary concerns, and the potential impact of those macroeconomic conditions on the stability of the financial institutions with whom we do business; and
●	the size and growth rates of the markets in which we compete.

Forward-looking statements, including statements such as “we believe” and similar statements, are based on our management’s current beliefs, opinions and assumptions and on information currently available as of the date of this Report. Such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Form 10-Q and in our most recently filed financial statements for the fiscal year ended December 31, 2024 included in the Registration Statement on Form S-1/A filed on February 18, 2025. Other sections of this Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive, heavily regulated and rapidly changing environment. New risks emerge from time to time, and it is not possible for our management to predict all risks that we may face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause our actual results to differ from those contained in, or implied by, any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance, achievements, events, outcomes, timing of results or circumstances. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Report or to conform these statements to actual results or to changes in our expectations. You should read this Form 10-Q and the documents that we have filed as exhibits to this Report with the understanding that our actual future results, levels of activity, performance, outcomes, achievements and timing of results or outcomes may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (investors.affirm.com), our filings with the Securities and Exchange Commission (“SEC”), webcasts, press releases, conference calls, and social media. We use these mediums, including our website, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our Company to review the information that we make available on our website. The contents of our website are not incorporated into this filing. We have included our investor relations website address only as an inactive textual reference for convenience and do not intend it to be an active link to our website.

Part I - Financial Information

Item 1. Condensed Financial Statements

FIGURE CERTIFICATE COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents (includes qualified assets of $3,159 as of March 31, 2025 and $500 as of December 31, 2024)	$3,200	$500
Due from parent	355	-
Deferred offering costs	-	515
Digital assets	19	-
Total assets	$3,574	$1,015
Liabilities and stockholder’s equity
Liabilities:
Certificates payable to related parties	$2,527	$-
Certificates payable to third parties	177	-
Accounts payable	332	133
Accrued expenses	120	271
Accrued offering costs	-	90
Total liabilities	3,156	494
Commitments and contingencies (Note 10)
Stockholder’s equity:
Common stock, $0.0001 par value per share, 1,000 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	2,283	1,126
Accumulated deficit	(1,865)	(605)
Total stockholder’s equity	418	521
Total liabilities and stockholder’s equity	$3,574	$1,015

The accompanying notes are an integral part of these interim condensed financial statements.

FIGURE CERTIFICATE COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Investment income
Interest income	$4	$-
Investment expenses
Sales and marketing	4
General and administrative expenses:
Custodial fees	5	-
Director fees	19	-
Professional service fees	281	50
Offering cost expense	686	-
Organizational costs	254	136
General and administrative expenses–related parties:
Administration and transfer agent fees to affiliate	10	-
Service fees to affiliate	1	-
Interest expense	4	-
Total investment expenses	1,264	186
Net investment loss	$(1,260)	$(186)
Income tax expense	-	-
Net loss	$(1,260)	$(186)
Per share data:
Net loss per share attributable to common stockholders for Common Stock
Basic	$(1,260)	$(186)
Diluted	$(1,260)	$(186)
Weighted average common shares outstanding
Basic	1,000	1,000
Diluted	1,000	1,000

The accompanying notes are an integral part of these interim condensed financial statements.

FIGURE CERTIFICATE COMPANY

CONDENSED STATEMENTS OF STOCKHOLDER’S EQUITY

(Unaudited)

(in thousands, except share amounts)

Three months ended March 31, 2025

	Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholder’s equity
	Shares	Amount
Balance at December 31, 2024	1,000	$-	$1,126	$(605)	$521
Capital contributions from Parent	-	-	1,157	-	1,157
Net loss	-	-	-	(1,260)	(1,260)
Balance at March 31, 2025	1,000	$-	$2,283	$(1,865)	$418

Three months ended March 31, 2024

	Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholder’s equity
	Shares	Amount
Balance at December 31, 2023	1,000	$-	$459	$(31)	$428
Capital contributions from Parent	-	-	51	-	51
Net loss	-	-	-	(186)	(186)
Balance at March 31, 2024	1,000	$-	$510	$(217)	$293

The accompanying notes are an integral part of these interim condensed financial statements.

FIGURE CERTIFICATE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(1,260)	$(186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Offering costs	515	-
Non-cash interest expense	4	-
Operating expenses paid by the Parent	787	8
Net change in assets and liabilities
Accounts payable	199	156
Accrued expenses	(151)	22
Accrued offering costs	(90)	-
Net cash provided by operating activities	4	-
Cash flows from financing activities
Issuance of certificates	3,034
Surrender of certificates	(343)
Direct capital contribution from Parent	5	-
Net cash provided by financing activities	2,696	-
Net increase in cash and cash equivalents	2,700	-
Cash and cash equivalents, beginning of period	500	250
Cash and cash equivalents, end of period	$3,200	$250
Supplemental disclosures of non-cash financing activities
Indirect contributions for operating expenses paid by the Parent on behalf of the Company	$787	$8
Indirect contributions for payments by Parent to vendors for deferred offering costs	-	43
Deferred offering costs included in accounts payable	109	-
Issuance of certificates for re-invested interest	4	-
In-kind receipts of digital assets for issuance of certificates	11	-
In-kind payments of digital assets for surrender of certificates	(2)	-
In-kind contributions of digital assets from Parent	10	-
Contribution due from Parent	355	-

The accompanying notes are an integral part of these interim condensed financial statements.

FIGURE CERTIFICATE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

Organization and Nature of Operations

Figure Certificate Company (“FCC” or the “Company”) is registered with the Securities and Exchange Commissions (“SEC”) under the Investment Company Act of 1940, as amended (“Investment Company Act”), as a face-amount certificate company. Face-amount certificates issued by FCC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by FCC, at its discretion. The certificates issued by FCC are not insured by any government agency or other entity. FCC was incorporated on April 13, 2023 as a Delaware corporation and had been, since its inception, wholly owned by Figure Technologies, Inc. (“FTI”) through March 17, 2024. A reorganization agreement (the “Agreement”) was entered into on March 18, 2024 with various affiliates, including FTI. Subsequent to the reorganization agreement, FCC is a wholly owned subsidiary of Figure Markets Holding, Inc. (“FMHI” or “Parent”).

On February 20, 2025, FCC launched its first interest-bearing debt securities, which are registered with the SEC, and their corresponding digital representations, called YLDS, which are native to a public blockchain. The so-called stablecoin, YLDS, offers holders the ability to earn interest, transfer securities peer-to-peer, and transact anytime.

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our assessment of our ability to fund future operations is inherently subjective, judgment-based and susceptible to change based on future events. The Company has obtained a commitment letter from the Parent, FMHI, for financial support of the Company in the form of allowing invoices to be paid directly by FMHI on behalf of the Company and periodically forgiving the Company’s intercompany payable to FMHI in the form of in-kind capital contributions. Based on our commitment from the Parent, the Company has sufficient liquidity to fund operations for the next twelve months following the date these condensed financial statements are issued.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC for reporting financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited financial statements as of and for the fiscal year ended December 31, 2024, contained in the Company’s registration statement on Form S-1 (the “Form S-1”). The Company is an investment company and follows the accounting and reporting guidance the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 Financial Services — Investment Companies. The carrying amounts of the assets and liabilities recorded in the accompanying condensed balance sheets approximate their respective fair values due to their short maturities.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed balance sheet and reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

FIGURE CERTIFICATE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Significant Accounting Policies

Cash and Cash Equivalents

Cash consists of bank deposits held in a business checking account. The Company’s cash balances at times may exceed insurable amounts. Cash equivalents, defined as highly liquid financial instruments purchased with original maturities of three months or less, consist of money market funds and repurchase agreements with UMB Bank n.a., which are collateralized by United States (“U.S.”) treasury bills. Beginning during the three months ended March 31, 2025, the Company holds cash at Figure Payments Corporation (“Figure Pay” or “Pay”) for Certificate purchasers that will be paid to FCC. Figure Pay is an affiliate of FCC that is also wholly owned by FMHI. The Company considers cash held at Figure Pay as cash equivalents because the activity in the account with Figure Pay is controlled by FCC, it is only held with Figure Pay for a short period of time until settlement, and the deposits held for Certificate purchaser that will be paid to FCC are readily accessible for transfer to other FCC accounts held with financial institutions.

Fair Value of Financial Instruments

As more fully discussed in Note 3, financial assets and liabilities recorded at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities.

Interest Income

The Company currently derives interest income from its investments in money market funds and through repurchase agreements with UMB Bank n.a., which are collateralized by United States treasury bills, using proceeds from issuance of Figure Certificates. Interest income for the period from commencement of the Company’s investment operations and public offering of the Figure Certificates on February 20, 2025 through March 31, 2025 is $4 thousand. There was no interest income for the three months ended March 31, 2024, or from January 1, 2025 through February 19, 2025.

Certificates Payable and Accrued Interest

FCC issues Figure Certificates, including Figure Transferable Certificates (“Transferable Certificates”) and Figure Installment Certificates. The Company has issued $3,046 thousand of Transferable Certificates, and paid $345 thousand for surrendered Figure Certificates, commencing February 20, 2025 through March 31, 2025. Transferable Certificates may be surrendered at any time by the holder at face amount, plus accrued interest minus any applicable expenses or fees. Otherwise, Transferable Certificates matures 20 years from the issue date at the face amount, plus accrued interest minus any applicable expenses or fees. Accordingly, Transferable Certificates are interest-bearing debt securities in nature and are classified as certificates payable in the condensed balance sheets. No Figure Installment Certificates have been issued since inception. There was no certificate activity for the three months ended March 31, 2024, or from January 1, 2025 through February 19, 2025.

Qualified Assets

In accordance with the Investment Company Act of 1940, Section 28, the Company is required to maintain qualified assets with a fair value that exceeds the total of (i) the minimum capital stock requirement of $250 thousand and (ii) a reserve for the future obligations associated with its issued face-amount certificates. As of March 31, 2025, the qualified assets of $3,159 thousand exceed the total reserve requirement of $2,704 thousand as prescribed by Section 28 of the Investment Company Act of 1940. As of December 31, 2024, the qualified assets of cash of $500 thousand exceeded the minimum capital stock requirement of $250 thousand.

FIGURE CERTIFICATE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Offering Costs

Prior to the initial public offering of Certificates in the current quarter, the Company capitalized $686 thousand of direct incremental legal, accounting, consulting and other fees related to the offering as deferred offering costs under total assets on the condensed balance sheets. As the Company commenced operations in February 2025 and began to issue the face amount certificates, the offering costs were expensed.

Investment Advisory, Administration, Transfer Agent, AML/KYC Service and Gas Fees Due to Related Parties

The Company incurs certain investment advisory and management, administration, transfer agent and anti-money-laundering/know-your-customer (“AML/KYC”) service fees with related party service providers. The Company expenses such fees as incurred. See Note 6 for more details on related party transactions.

Digital Assets

In December 2023, the FASB issued ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The new guidance provides guidance on the accounting for and disclosure of crypto assets and requires that the Company (i) subsequently remeasure crypto assets at fair value in the financial statements and record gains and losses from remeasurement in the statements of operations; (ii) present crypto assets separate from other intangible assets in the balance sheets; (iii) present the gains and losses from remeasurement of crypto assets separately in the statements of operations; and (iv) provide specific disclosures for crypto assets. The Company early adopted ASU 2023-08 on January 1, 2025. Upon adoption of the standard, the Company measures and records its digital assets at fair value as a separate asset line item in the financial statements, and provides disclosures as required by the ASU. The adoption of the standard does not have a material impact on the Company’s results of operations and financial condition, as the Company’s digital assets, primarily represented by stablecoins including USDT (Tether) and USDC (USD Coin), are recorded at fair value based on quoted prices as determined by the principal market. The Company commenced operations in February 2025 and did not hold any digital assets prior to commencement of operations, as such no retrospective impact is noted per the adoption of the ASU.

Accounting Pronouncements Not Yet Adopted

Income Taxes

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The new guidance is expected to increase transparency and usefulness of income tax disclosures through improvements to the rate reconciliation, income taxes paid, and other disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2024 and should be applied on a prospective basis, although retrospective application is permitted. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We do not expect this ASU to have a material impact on our condensed financial statement disclosures.

FIGURE CERTIFICATE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures

On November 4, 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disaggregated disclosure of income statement expenses for public business entities (PBEs). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires new disclosures to disaggregate prescribed natural expenses underlying any income statement caption. This ASU is effective for annual periods in fiscal years beginning after December 15, 2026, and interim periods thereafter. Early adoption is permitted. The ASU applies on a prospective basis for periods beginning after the effective date. However, retrospective application to any or all prior periods presented is permitted. We do not expect this ASU to have a material impact on our condensed financial statements and disclosures.

Note 3. Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction with market participants. The Company uses ASC 820 Fair Value Measurement, which includes a three-tier fair value hierarchy used to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The three levels of the fair value hierarchy are as follows:

Level 1 — Quoted market prices in active markets for identical assets or liabilities.

Level 2 — Significant other observable inputs (e.g., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs).

Level 3 — Inputs that are unobservable in the market but reflective of the Company’s assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best information available in the circumstances, which might include the Company’s own data. Valuation techniques include discounted cash flow models and similar techniques.

The accounting guidance concerning fair value allows the Company to elect to measure financial instruments at fair value and report changes in fair value through results of operations. This election can only be made at certain specified dates and is irrevocable once made. When developing fair value measurements, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. The classification of a financial asset within Level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

The Company follows the above hierarchy for its financial instruments, with classifications based on the lowest level of input that is significant to the fair value measurement. Accordingly, the Company classifies its investments in money market funds within cash equivalents within Level 1. The Company invests through UMB Bank n.a. in repurchase agreements, included in cash equivalents, which involve a purchaser (in this case, the Company) of a specified security (in this case, U.S. Treasury Bills) and the simultaneous agreement by the seller to repurchase at an agreed-upon future date and specified price. These repurchase agreements and certificates issued and payable are classified within Level 2 as they are based on quoted prices of similar assets. No transfers between levels have occurred during the periods presented.

FIGURE CERTIFICATE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table summarizes the assets and liabilities in each level of the fair value hierarchy (in thousands). This table excludes cash, due from Parent, accounts payable, accrued expenses, and accrued offering costs as these balances are highly liquid or short-term in nature and as a result, their carrying amounts approximate fair value (in thousands).

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets (at fair value)
Cash equivalents	$372	$2,328	$-	$2,700
Digital assets:
USDC (USD Coin)	14	-	-	14
USDT (Tether)	5	-	-	5
Total digital assets	19	-	-	19
Total assets measured at fair value	$391	$2,328	$-	$2,719

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities (at fair value)
Certificates payable	$-	$2,704	$-	$2,704
Total liabilities measured at fair value	$-	$2,704	$-	$2,704

As of December 31, 2024, the Company did not have any balances in cash equivalents or certificates payable.

Cash Equivalents

The cash equivalents consisting of money market funds held by the Company are determined to be Level 1 assets, as there are available quoted prices in active markets amounting to $331 thousand as of March 31 2025, and cash equivalents held for Certificate purchasers that will be paid to FCC in custody by Figure Pay, amounting to $41 thousand as of March 31, 2025. The Company also invests through UMB Bank n.a. (“UMB”) in repurchase agreements, which is included in cash equivalents and was $2,328 thousand as of March 31, 2025, for which the Company earns a return based on UMB’s collateralized investments in U.S. Treasury Bills, and the simultaneous agreement by UMB to repurchase the investment at an agreed-upon future date and specified price. As these repurchase agreements are priced based on underlying assets that are quoted in an active market, repurchase agreements are classified as Level 2. There were no similar cash equivalents as of December 31, 2024.

Digital Assets

Digital assets, primarily represented by stablecoins including USDT (Tether) and USDC (USD Coin), are included in digital assets in the accompanying condensed balance sheets. Digital assets are recorded at fair value. In estimating fair value of its digital assets, the Company uses quoted prices as determined by the Company’s principal market, which is $19 thousand as of March 31, 2025. As such, the Company’s digital assets were determined to be Level 1 assets. The Company held no digital assets at December 31, 2024.

Certificates Payable

Certificates payable, which were $2,704 thousand as of March 31, 2025 are valued based on quoted prices for similar assets in active markets, which are available and observable, and therefore the financial liabilities are classified as Level 2. There were no similar certificates payable as of December 31, 2024.

FIGURE CERTIFICATE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note 4. Certificates Payable

The following table summarizes the fair value of the activities of the Certificates payable for the three months ended March 31, 2025 (in thousands):

Certificates Payable
Balance at December 31, 2024	$-
Issuance	3,045
Surrender	(345)
Re-invested interest	4
Balance at March 31, 2025	$2,704

Note 5. Stockholder’s Equity

Common Stock

Pursuant to the certificate of incorporation dated April 13, 2023, the Company had a total of 1,000 shares of common stock authorized for issuance with par value of $0.0001 per share. Accordingly, as of March 31, 2025 and the year ended December 31, 2024, the Company had 1,000 shares of common stock issued and outstanding, respectively. Such shares of common stock are currently held by FMHI, subscribed in consideration of direct payment of $250 thousand. As of March 31, 2025, FMHI is the sole stockholder of the Company.

Note 6. Related Party Transactions

The Company has been managed and operated in the normal course of business by FMHI. FMHI makes payments to vendors on behalf of the Company for general and administrative expenses, offering costs and organizational costs. These payments from the Parent are shown within additional paid-in capital on the condensed balance sheets.

For the three months ended March 31, 2025, the Parent paid a total of $15 thousand to the Company as direct contributions, and $787 thousand of costs related to invoices from vendors for operations. The $787 thousand of payments by the Parent for operating expenses have been recorded as a part of the indirect capital contributions from Parent in additional paid-in capital. On March 19, 2025, the Parent purchased $2.5 million of certificates payable, which remained outstanding as of March 31, 2025. During the period from February 20, 2025 through March 31, 2025, certain members of the board of directors and executive management purchased approximately $27 thousand of certificates which were outstanding as of March 31, 2025. Interest paid to related party certificate holders was $3 thousand during the period ended March 31, 2025. As of March 31, 2025, the Company recorded a due from Parent of $335 thousand representing in-kind contributions for vendor payables, which were paid subsequent to March 31, 2025.

For the three months ended March 31, 2024, the Parent paid a total of $51 thousand of costs, including $8 thousand of costs to vendors for operations and $43 thousand for offering costs. The $51 thousand of payments by the Parent for the operating expenses have been recorded as a part of the contributions from Parent in additional paid-in capital.

In connection with FCC’s business of issuing and distributing Certificates and managing the assets that back the Certificates, the Company utilizes a number of service providers, who are the Company’s related parties, to provide asset management and administrative services, distribution, transfer agent services, and custody as noted below.

FIGURE CERTIFICATE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Investment Advisor

Figure Investment Advisors, LLC (“the Advisor”) serves as an investment adviser to FCC pursuant to an advisory agreement. For its services, FCC pays the Advisor 0.25% on net invested assets under management, paid on a monthly basis.

Bank loans and accounts receivable for incoming purchases of Certificates are deducted from total assets to arrive at net invested assets. In addition to the monthly management fee based on net invested assets, the Advisor also will receive a fee for managing and any servicing bank loans, which has not yet occurred as of March 31, 2025. That fee is 0.20% of the book value of the bank loans, paid on an annual basis and accrued on a monthly basis.

Advisory fees owed to the Advisor were less than $1 thousand for the period from commencement of investment operations and initial public offering of the Figure Certificates on February 20, 2025 through March 31, 2025. The Company did not incur investment advisory fees in 2024. The Parent paid the Advisor for the advisory fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.

Administrator

Figure Equity Solutions, Inc. (“FES”) is the administrator pursuant to an agreement with FCC. FCC pays Figure Equity Solutions a monthly fee equal to the costs incurred by the administrator in providing such administrative services. Administrative fees paid to FES rounds to $0 thousand for the period ended March 31, 2025 and are included in administration and transfer agent fees to affiliate on the condensed statements of operations. The Company did not incur administrative fees in 2024. The Parent paid FES for the administrative fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.

Transfer Agent

FES is also FCC’s transfer agent pursuant to a transfer agency agreement. Under the Transfer Agency Agreement, FES maintains Certificate owner accounts and records, in which FCC pays a monthly fee of $5 thousand for this service.

Transfer agent fees incurred and owed to FES are $10 thousand for the period from February 20, 2025 through March 31, 2025 and are included in administration and transfer agent fees to affiliate on the condensed statements of operations. The Company did not incur transfer agent fees in 2024. The Parent paid FES for the transfer agent fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.

AML/KYC Service Provider

Figure Payments Corporation is FCC’s AML/KYC service provider pursuant to an agreement with FCC. Under the AML/KYC Service Provider Agreement, Figure Pay conducts anti-money laundering (“AML”) and know-your-customer (“KYC”) reviews on all Certificate investors as set forth in FCC’s Anti-Money Laundering/Know Your Customer Program. FCC pays Figure Pay a $2.00 fee per review for this service.

Fees incurred for AML/KYC services provided to Pay is less than $1 thousand for the period from January 1, 2025 through March 31, 2025 and are included in service fees to affiliate on the condensed statements of operations. The Company did not incur AML/KYC service fees in 2024. The Parent paid Pay for the AML/KYC fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.

FIGURE CERTIFICATE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Gas Fee Service Provider

Gas fees are transaction fees paid to network validators for processing and validating operations on the blockchain. Provenance Blockchain Foundation (“Provenance”) is FCC’s gas fee service provider pursuant to a gas fee service agreement. As the gas fee service provider, Provenance pays, on behalf of FCC, all gas fees for investor Certificate transactions on the Provenance Blockchain. FCC will make payments in U.S. dollars to Provenance Blockchain Foundation for gas fees incurred for investor transactions upon receipt of invoices from Provenance Blockchain Foundation. FCC’s payment in U.S. dollars to the Provenance Blockchain Foundation will be calculated based on the market value of Hash, which is a Provenance native token and the value of which fluctuates, at the time gas fees are incurred in connection with Certificate transactions. Provenance Blockchain Foundation will use Hash to pay for Certificate transaction gas fees on the Provenance Blockchain and will be subsequently reimbursed by FCC for such fees.

Gas fees owed to Provenance rounds to $0 thousand for the period from February 20, 2025 through March 31, 2025 and are included in administration and transfer agent fees to affiliate on the condensed statements of operations. The Company did not incur gas fees in 2024. The Parent paid Provenance for the gas fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.

Note 7. Segment Reporting

Operating segments are revenue-producing components of the Company for which separate financial information is produced internally for and analyzed by the Company’s CODM. The Company defines the term CODM to be its Chief Executive Officer. The Company commenced operations in the three months period ended March 31, 2025. For the three-months period ended March 31, 2025, the Company’s investment expenses include (i) sales and marketing expenses (ii) general and administrative expenses including: custodial fees, director fees, professional service fees, offering cost expense, and organizational costs, (iii) general and administrative expenses related parties including: administration and transfer service fees to affiliate, and service fees to affiliate, and (iv) interest expense. The Company’s CODM reviews the financial information presented on an entity-wide basis for purposes of allocating resources and evaluating financial performance and currently considers net income (loss) as the primary metric of measure for assessing the performance of the Company. Accordingly, for all periods presented, the Company operated in a single segment.

Note 8. Income Taxes

The provision (benefit) for income taxes is presented within the provision for income tax line item in the condensed statements of operations, and it consists of the following for the three months ended March 31, 2025 and 2024 (in thousands):

	March 31, 2025	March 31, 2024
Current:
Federal	$-	$-
State	-	-
Total current tax expense (benefit)	-	-

Deferred:
Federal	-	-
State	-	-
Total deferred income tax expense (benefit)	$-	$-

FIGURE CERTIFICATE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

A reconciliation of the income taxes expected at the statutory federal income tax rate and income tax expense (benefit) for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	March 31, 2025	March 31, 2024
Tax at federal statutory rate	$(261)	$(39)
State tax, net of federal benefit	(55)	(16)
Net operating loss adjustment	(64)	-
Change in valuation allowance	380	55
Total	$-	$-

The components of the Company’s deferred tax assets and liabilities as of March 31, 2025 and 2024 are as follows (in thousands):

	March 31, 2025	March 31, 2024
Deferred tax assets
Net operating losses	$430	$65
Intangible assets	130	-
Total deferred tax assets	560	65
Deferred tax liabilities	-	-
Total deferred tax liabilities	-	-
Valuation allowance	(560)	(65)
Net deferred tax assets	$-	$-

The Company continues to establish a full valuation allowance against its net deferred tax assets. The change in valuation allowance during the three months ended March 31, 2025 was an increase of $380 thousand. As of March 31, 2025, the valuation allowance was $560 thousand. The change in valuation allowance during the three months ended March 31, 2024 was an increase of $55 thousand. As of March 31, 2024 the valuation allowance was $65 thousand. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. Should a change in circumstances lead to a change in judgement about the realizability of deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change occurs, along with a corresponding increase or change to income.

For the three months ended March 31, 2025, the Company has net operating losses for U.S. federal and state tax purposes of approximately $1,442 thousand and $127 thousand, respectively. Federal tax losses will carryforward indefinitely but limited to 80% of taxable income. For state purposes, such losses may be limited and begin to expire. All of our federal and state losses/credits may be subject to change in ownership limitations under the Internal Revenue Code Section 382/383, and similar state provisions. The Company recognizes a tax accrual from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition at the effective date to be recognized. As of March 31, 2025 and 2024, no uncertain tax positions have been accrued. All tax years are open and subject to examination for all federal and state jurisdictions.

FIGURE CERTIFICATE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note 9. Earnings Per Share

Basic and diluted net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock during the three months ended March 31, 2025 and 2024. As the Company has reported losses for the three months ended March 31, 2025 and 2024, respectively, and since there are no shares outstanding or authorized for the Company that could be potentially dilutive as of the three months ended March 31, 2025 and 2024, respectively, there is no difference between basic and dilutive shares outstanding.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data) for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Numerator:
Net loss from operations	$(1,260)	$(186)
Denominator:
Weighted-average shares outstanding — basic and diluted	1,000	1,000
Net loss per share, basic and diluted	$(1,260)	$(186)

Note 10. Commitments and Contingencies

Legal Contingencies

The Company may become involved in a number of judicial, regulatory and arbitration matters arising in connection with our business. The outcome of matters the Company has been and currently is involved in cannot be determined at this time, and the results cannot be predicted with certainty. There can be no assurance that these matters will not have a material adverse effect on the Company’s results of operations in any future period and a significant judgment could have a material adverse impact on our financial condition, results of operations and cash flows. The Company may in the future become involved in additional litigation in the ordinary course of our business, including litigation that could be material to its business.

The Company reviews the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that a matter would result in liability and the amount of loss, if any, can be reasonably estimated. Management, after consultation with legal counsel, believes that there are no known actions or threats that would result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Regulatory Contingencies

The level of regulatory activity in the financial services industry remains elevated. From time to time, FCC may receive requests for information from, and/or be subject to examination by, the SEC and potentially other regulatory agencies concerning its business activities and practices.

FIGURE CERTIFICATE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

FCC may in the normal course of business be a party to legal proceedings which include regulatory inquiries, arbitration or litigation, including class actions, concerning matters arising in connection with the conduct of its activities. FCC cannot predict with certainty if, how, or when any such proceedings will be initiated or resolved. FCC believes that it is not a party to, nor are any of its properties the subject of, any pending legal, regulatory or arbitration proceedings that are reasonably likely to have a material adverse effect on FCC’s results of operations, financial condition or liquidity. Notwithstanding the foregoing, it is possible that the outcome of any such legal, arbitration or regulatory proceedings could have a material impact on FCC’s results of operations, financial condition or liquidity in any particular reporting period as the proceedings are resolved.

FCC is required to maintain a qualified reserve asset of $2,704 thousand of cash and cash equivalents and “qualified assets” meeting the standards of Section 28(b) of the 1940 Act. The investments must be at least equal to FCC’s net liabilities on all outstanding face-amount certificates plus $250 thousand. FCC’s qualified assets as of March 31, 2025 consist of certain balances within cash and cash equivalents of $3,159 thousand.

Note 11. Financial Highlights

Financial highlights for the period from January 1, 2025 through March 31, 2025 are as follows:

Item	Amount
Net asset value per share, beginning of period	$521
Investment operations:
Investment income per share	4
Net gains/losses (realized and unrealized) per share	-
Total investment income per share	4
Total investment expenses per share	(1,264)
Net investment loss per share	(1,260)
Net loss per share	(1,260)
Capital contributions from Parent per share	1,157
Net asset value per share, end of period	$418
Total return % (annualized)	-1,241%

Ratios / Supplemental Data:
Expense ratio % (annualized)	-1,245%
Ratio of net investment income to average net assets (annualized)	-1,241%

Note 12. Subsequent Events

Subsequent to March 31, 2025, the Company disposed of the balance of its digital assets in the amount of $19 thousand, and removed the ability to directly accept payments except those in U.S. dollars, as the Company does not intend to utilize any digital assets in the future.

The Company has evaluated events through the date of this filing and has determined that no material subsequent events occurred that would require recognition in the financial statements or disclosure in the notes thereto.

11

Item 2. Supplementary Schedules

Schedule I

Regulation S-X, Rule 12-21—Investment in securities of unaffiliated issuers ($ amounts in thousands)
(a) Name of the issuer and title of the security	(b) Balance held at close of period	(c) Cost	(d) Value of each item at close of period
UMB Bank n.a - Money Market Fund	$331	$331	$331
UMB Bank n.a. – Repurchase Agreement for U.S. Treasury Bills	$2,328	$2,328	$2,328
Flagstar Bank, N.A. – Cash	$500	$500	$500

Schedule II

Regulation S-X, Rule 12-22—Investments in and advances to affiliates and income thereon
(a) Name of issuer and title of issue	(b) Balance held at close of period—Number of shares—principal	(c)	(d) Amount at	(e) Amount of dividends or interest		(f) Amount of equity in net
or amount of indebtedness	amount of bonds, notes and other indebtedness	Cost of each item	which carried at close of period	(1)—Credited to income	(2)—Other	profit and loss for the period
N/A	N/A	N/A	N/A	N/A	N/A	N/A

Schedule III

Regulation S-X, Rule 12-23—Mortgage loans on real estate and interest earned on mortgages
Part 1—Mortgage loans on real estate at close of period						Part 2—Interest earned on mortgages
(a) List by		(c) Carrying	(d) Amount of principal unpaid at close of period		(e) Amount of	(f) Interest due	(g) Interest income earned
classification indicated below	(b) Prior liens	amount of mortgages	(1)—Total	(2)—Subject to delinquent interest	mortgage being foreclosed	and accrued at end of period	applicable to period
N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Schedule IV

Regulation S-X, Rule 12-23—Real estate owned and rental income
Part 1—Real estate owned at end of period						Part 2—Rental income
(a) List classification of property as indicated below	(b) Amount of incumbrances	(c) Initial cost to company	(d) Cost of improvements, etc.	(e) Amount at which carried at close of period	(f) Reserve for depreciation	(g) Rents due and accrued at end of period	(h) Total rental income applicable to period	(i) Expended for interest, taxes, repairs and expenses	(j) Net income applicable to period
N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

15

Schedule V

Regulation S-X, Rule 12-27—Qualified Assets on Deposits ($ amounts in thousands)
(a) Name of depositary	(b) Cash	(c) Investments in Securities	(d) First mortgages and other first liens on real estate	(e) Other	(f) Total
UMB Bank N.A.	$-	$2,659	$-	$-	$2,659
Flagstar Bank, N.A.	500	-	-	-	500
Total	$500	$2,659	$-	$-	$3,159

Schedule VI

Regulation S-X, Rule 12-26—reconciliation of certificate liability activity ($ amounts in thousands)
	(b) Balance at beginning of period			(c) Additions			(d) Deductions			(e) Balance at close of period
(a) Description	(1) Number of accounts with security bidders	(2) Amount of maturity value	(3) Amount of reserved	(1) Charged to profit and loss or income	(2) Reserve payments by certificate holders	(3) Charged to other accounts describe	(1) Maturities	(2) Cash surrenders prior to maturity	(3) Other—describe	(1) Number of accounts with security holders	(2) Amount of maturity value	(3) Amount of reserves
Figure Transferable Certificates	-	$-	$-	$-	$3,049	$-	$-	$(345)	$-	172	$2,704	$2,704
Figure Installment Certificates	-	$-	$-	$-	$-	$-	$-	$-	$-	-	$-	$-

17

Schedule VII

Regulation S-X, Rule 12-27—Valuation and Qualifying Accounts ($ amounts in thousands)
	(b)	(c) Additions
(a) Description	Balance at beginning of period	(1)—Charged to costs and expenses	(2)—Charged to other accounts—describe	(d) Deductions— describe	(e) Balance at end of period
N/A	N/A	N/A	N/A	N/A	N/A

Schedule VIII

Regulation S-X, Rule 12-25 disclosure—Supplementary profit and loss information ($ amounts in thousands)
(a)	(b) Charged to investment	(c) Charged to other accounts		(d)
Item	expense	(1)—Account	(2)—Amount	Total
Interest income	$-	$4	$-	$4
Sales and marketing expenses	(4)	-	-	(4)
Custodial fees	(5)	-	-	(5)
Director fees	(19)	-	-	(19)
Legal fees	(147)	-	-	(147)
Accounting and audit fees	(130)	-	-	(130)
Other professional fees	(4)	-	-	(4)
Offering cost expense	(686)	-	-	(686)
Organizational costs	(254)	-	-	(254)
Administration and transfer agent fees to affiliate	(10)	-	-	(10)
Service fees to affiliate	(1)	-	-	(1)
Interest Expense	(4)	-	-	(4)
Total	$(1,264)	$4	$-	$(1,260)

Item 3. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and our audited financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2024 included in our Registration Statement on Form S-1, including the definitive prospectus filed pursuant to Rule 497 on February 20, 2025. Some of the information contained in this discussion and analysis, including information with respect to our planned investments to drive future growth, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” of this Form 10-Q and our Registration Statement on Form S-1, as amended to date, for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a face-amount certificate company registered with the U.S. Securities and Exchange Commission (“SEC”) under the Investment Company Act of 1940, as amended (“Investment Company Act”). We issue Figure Certificates, including Figure Transferable Certificates and Figure Installment Certificates (together, the “Figure Certificates” or “Certificates”). Figure Certificates are interest-bearing debt securities. Certificates are obligations of FCC, unsecured and solely backed by FCC’s assets, to pay the amount of principal investment (known as the “face- amount”), plus accrued interest (minus any applicable expenses or fees) when the Certificates are transferred (if applicable) or surrendered or matured.

Factors Affecting Our Performance

Our performance has been and may continue to be affected by many factors discussed under the heading “Risk Factors” in our Registration Statement publicly filed with the SEC for the fiscal year ended December 31, 2024. There have been no material changes from the risk factors previously disclosed.

Results of Operations

The financial information and the discussion below should be read in conjunction with the unaudited condensed financial statements and notes thereto included elsewhere in this Quarterly Report.

In addition, reference should be made to our audited financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our financial statements for the fiscal year ended December 31, 2024, which is disclosed in our current Registration Statement.

The following table sets forth selected interim condensed statements of operations data for the three months ended March 31, 2025 and 2024 are presented as follows (in thousands, except percentages):

	Three Months Ended March 31,		Changes From Three Months Ended March 31, 2024 to March 31, 2025
	2025	2024	$	%
Investment income
Interest income	$4	$-	$4
Investment expenses
Sales and marketing expenses	4	-	4
General and administrative expenses
Custodial fees	5	-	5
Director fees	19	-	19
Professional service fees	281	50	231	462%
Offering cost expense	686	-	686
Organizational costs	254	136	118	87%
General and administrative expenses due to related parties
Administration and transfer agent fees to affiliate	10	-	10
Service fees to affiliate	1	-	1
Interest expense	4	-	4
Total investment expenses	1,264	186
Net investment loss	$(1,260)	$(186)
Income tax expense	-	-
Net loss	$(1,260)	$(186)

Comparison of the Three Months Ended March 31, 2025 and 2024

Interest income

The Company generates operating income in the form of interest income on cash and cash equivalents held in money market funds and interests in United States treasury bills through repurchase agreements with UMB Bank n.a., which are invested from using proceeds from the issuance of Certificates.

Interest income was $4 thousand, during the period from commencement of public offering of the Certificates on February 20, 2025 through March 31, 2025, due to investment activity with respect to our deployed capital from the issuance of Certificates. The Company did not earn interest income in the comparable period in 2024.

Sales and marketing expenses

Sales and marketing expenses were $4 thousand for the three months ended March 31, 2025 relating to public relations costs, and the Company did not incur similar expenses in the comparable period in 2024.

General and administrative expenses

Custodial fees

Custodial fees were $5 thousand for the three months ended March 31, 2025 relating to investment custodial services starting in February 2025, and the Company did not incur similar expenses in the comparable period in 2024.

Director fees

Director fees were $19 thousand for the three months ended March 31, 2025 relating to services performed by the members of the board of directors, and the Company did not incur similar expenses in the comparable period in 2024.

Professional service fees

Professional service fees increased by $231 thousand, or 462%, during the three months ended March 31, 2025 compared to the same period in 2024. The increase is primarily due to an increase (i) a $147 thousand increase in legal costs relating to commenced operations and general activities during the period, and (ii) a $84 thousand increase in audit and accounting fees.

Offering cost expense

Offering cost expense was $686 thousand during the reporting period ended March 31, 2025. Prior to the successful initial offering of Certificates in the current quarter, the Company capitalized all direct incremental legal, accounting, consulting and other fees related to the planned offering as deferred offering costs on the condensed balance sheets. As the Company commenced its continuous public offering of Certificates and investment operations in February 2025, the offering costs were expensed.

Organizational costs

Organizational costs increased by $118 thousand, or 87%, for the three months ended March 31, 2025, compared to costs of $136 thousand for the comparable period in 2024. These were start-up costs, including legal fees, incurred primarily in conjunction with the Company’s formation and organization since inception in April 2023. The start-up and organizational activities were completed in February 2025.

General and administrative expenses—related parties

General and administrative expenses from services provided by related parties consist primarily of fees paid or accrued for various services, including administration and transfer agency services provided by FES, AML/KYC services provided by Pay, and investment advisory services provided by Advisor, who are the Company’s related parties.

Costs for administration and transfer agency services were $10 thousand, and fees for AML/KYC services were $1 thousand, respectively, during the period from commencement of public offering of the Certificates on February 20, 2025 through March 31, 2025, as the Company commenced operations in February 2025 and actively engaged in transactions to issue and execute the surrender of Certificates during the three months ended March 31, 2025, resulting in certain operational expenses due to related parties. The Company did not incur similar administration and transfer agency services provided by FES, AML/KYC services provided by Figure Pay, and investment advisory services provided by Advisor in 2024.

Interest Expense

Interest expense was $4 thousand for the three months ended March 31, 2025, and accrues each day based on the amount of Figure Certificates outstanding. The Company did not incur interest expense in the comparable period in 2024.

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception in April 2023, we have historically obtained our funds primarily through capital contributions from the Parent. As FCC commenced its operations as a registered face-amount certificate company on February 20, 2025, we expect to also finance our operations with cash provided by operating activities in the future periods, primarily through proceeds from face-amount certificates issued. Our principal sources of liquidity are cash and cash equivalents, which consist of checking and short-term highly liquid marketable securities, including money market funds and United States treasury bills through repurchase agreements with UMB Bank n.a. Our principal uses of cash have been to fund our operations. As of March 31, 2025, we had $3,200 thousand in cash and cash equivalents. Early in the Company’s commencement of operations, we expect payments from the Parent, along with funding from issuance of Certificates, to remain the primary sources to provide adequate liquidity for our business.

Other Funding Sources

Issuance of Figure Certificates

During the three months ended March 31, 2025, the Company issued a total of 304,556,310 Figure Certificates amounting to $3,045 thousand and paid a total of $345 thousand for 34,537,070 surrendered Figure Certificates. In addition, based on the interest earned by the certificate holders, an additional 390,317 Figure Certificates representing $4 thousand of interest automatically re-invested in Figure Certificates. The net proceeds from the issuance of Figure Certificates have been invested in money market funds and repurchase agreements with UMB Bank n.a. that are collateralized by U.S. treasury bills, which are included in cash equivalents. Refer to Note 4 Certificates Payable in the notes to the condensed financial statements for further details.

Direct and indirect contributions from Parent

The Company has been managed and operated in the normal course of business by FMHI. In addition to direct contributions, FMHI also makes payments to vendors on behalf of the Company for general and administrative expenses, offering costs and organizational costs. For the three months ended March 31, 2025, the Parent contributed $15 thousand to the Company, of which $5 thousand was contributed directly in cash and $10 thousand was an in-kind contribution of stablecoin digital assets, and, in addition, paid a total of $787 thousand of costs on behalf of FCC for vendor related costs. Refer to Note 6. Related Party Transactions in the notes to the interim condensed financial statements for further details.

We believe our principal sources of liquidity are sufficient to meet both our existing operating, working capital, and capital expenditure requirements and our currently planned growth for at least the next 12 months.

Cash Flow Analysis

The following table provides a summary of cash flow data during the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024

Net cash provided by operating activities	$4	-
Net cash provided by investing activities	$-	-
Net cash provided by financing activities	$2,696	-

Three months ended March 31, 2025

Our cash and cash equivalents increased by $2,700 thousand from December 31, 2024 to $3,200 thousand at the end of March 31, 2025, primarily due to net cash provided by financing activities.

Net cash provided by operating activities was $4 thousand for the three months ended March 31, 2025. Total cash provided during the period was driven by a net loss of $1,260 thousand adjusted for non-cash charges of approximately $515 thousand related to offering cost expense, $4 thousand of non-cash interest expense, and $787 thousand of payments made by the Parent for vendor costs incurred by FCC. Net loss was offset by the overall changes in our net operating assets and liabilities resulting in an outflow of operating cash flows primarily driven by a decrease in accrued expenses of $151 thousand, a decrease in accrued offering costs of $90 thousand, and an increase in accounts payable of $199 thousand.

Net cash provided by financing activities was $2,696 thousand for the three months ended March 31, 2025 resulting from $5 thousand of direct capital contributions from the Parent, the issuance of $3,036 thousand, and the payment of $345 thousand for surrender, of Certificates during the period from commencement of public offering of the Certificates on February 20, 2025 through March 31, 2025.

Three months ended March 31, 2024

Our cash and cash equivalents were $250 thousand with no change during the three months ended March 31, 2024, as there was no net cash provided by or used in operating, investing or financing activities.

Net cash provided by operating activities was $0 for the three months ended March 31, 2024. Net loss of $186 thousand was fully offset by the overall decrease in our net operating assets and liabilities, primarily related to a net increase in operating liabilities, resulting in an inflow of operating cash flows of $186 thousand. The net increase in liabilities was primarily driven by an increase in accounts payable of $155 thousand, an increase in accrued expenses of $22 thousand, and payments made by the Parent for operating costs of $8 thousand.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. We periodically review estimates and assumptions, and the effects of our revisions are reflected in the period they occur. We believe that these estimates and assumptions provide a reasonable basis for the fair presentation of the unaudited condensed financial statements.

For a complete discussion of our significant accounting policies and critical accounting estimates, refer to our Registration Statement, including the definitive Prospectus included therein, as publicly filed with the SEC, which contains our audited financial information for the year ended December 31, 2024. In particular, see Note 2 to the Financial Statements therein. There have been no material changes in our significant accounting policies or critical accounting estimates during the three months ended March 31, 2025.

Item 4. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations within the United States, and we are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and interest rates. Our market risk exposure is primarily the result of fluctuations in interest rates. Foreign currency exchange rates do not pose a material market risk exposure, as our current operations are primarily in the U.S.

The primary market risk which FCC is subjected to is interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Because we intend to fund a portion of our investments in money market funds and through repurchase agreements with UMB Bank n.a. that are collateralized with United States treasury bills with funding from the issuance of our Certificates, our net interest income is affected by the difference between the rate at which we invest and the rate at which we issue the Certificates. This exposure is not currently hedged although FCC monitors its investment strategy and makes modifications based on changing liabilities and the expected interest rate environment. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income.

Further, the interest rates we offered on the Certificates that we issue are determined based upon the overnight SOFR, less 50 basis points for Figure Transferable Certificates. Increases in the market benchmark would result in increases in the interest rates payable on new certificates issued. Increased interest rates may adversely impact the Company, as higher interest rates lead to higher payment obligations, which may reduce the Company’s cash flow and ability of the Company to remain current on their obligations, all of which could have a material adverse effect on our business.

Since March 2022, the Federal Reserve has been rapidly raising interest rates bringing rates to the 5.25% to 5.50% range. The Federal Reserve left its benchmark rates steady in the first quarter of 2024, and it has indicated that any cuts to benchmark rates in the future will depend on better inflation reports. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net interest income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve’s tightening cycle could force the United States into a recession. A prolonged reduction in interest rates will reduce our investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by a combination of the following: corresponding increases in the spread over such base rate that we earn on any portfolio investments, decreases in our operating expenses, or decreases in the interest rate associated with our borrowings.

As of March 31, 2025, all income producing investments in our portfolio and the outstanding certificates payable were at floating rates indexed to SOFR.

Item 5. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO each concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q and designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms and is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, no matter how well designed and operated, can only provide reasonable, not absolute assurance that its objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but such improvements will be subject to the same inherent limitations outlined in this section.

Part II - Other Information

Item 1. Legal Proceedings

Please refer to Note 10. Commitments and Contingencies of the accompanying notes to our interim condensed financial statements.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not presently a party to any such legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows, nor, to our knowledge, are any material legal proceedings threatened against the Company. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

The risks described under the heading “Risk Factors” in our currently effective Prospectus in our Registration Statement on file with the SEC for the fiscal year ended December 31, 2024 could materially and adversely affect our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our common stock. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.

You should carefully read and consider such risks, together with all of the other information in our Registration Statement, in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our interim condensed financial statements and related notes), and in the other documents that we file with the SEC.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Registration Statement .

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1*	Certification of Michael S. Cagney pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended					X
31.2*	Certification of Daniel Grueter pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Michael S. Cagney pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Daniel Grueter pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
99.1	Figure Markets Holdings, Inc. financial support commitment letter, dated Jan. 1, 2025.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

FIGURE CERTIFICATE COMPANY

Date: May 15, 2025	By:	/s/ Michael S. Cagney
Michael S. Cagney
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Daniel Grueter
Daniel Grueter
Treasurer
(Principal Financial and Accounting Officer)

