Form 10-Q
period 2025-06-30
Figure Certificate Co
filed 2025-08-14
CIK 1974395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, the number of shares of the registrant’s common stock outstanding was 1,000.

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

Investors and others should note that we may announce material business and financial information to our investors using our website (figuremarkets.com), our filings with the Securities and Exchange Commission (“SEC”), webcasts, press releases, conference calls, and social media. We use these mediums, including our website, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our Company to review the information that we make available on our website. The contents of our website are not incorporated into this filing. We have included our investor relations website address only as an inactive textual reference for convenience and do not intend it to be an active link to our website.

Part I - Financial Information

Item 1. Condensed Financial Statements

FIGURE CERTIFICATE COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents (includes qualified assets of $4,632 as of June 30, 2025 and $500 as of December 31, 2024)	$4,723	$500
Due from parent	278	-
Deferred offering costs	-	515
Prepaid expense	7	-
Total assets	$5,008	$1,015
Liabilities and stockholder’s equity
Liabilities:
Certificates payable to related parties	$3,653	$-
Certificates payable to third parties	355	-
Accounts payable	278	133
Accrued expenses	418	271
Accrued offering costs	-	90
Total liabilities	4,704	494
Commitments and contingencies (Note 10)
Stockholder’s equity:
Common stock, $0.0001 par value per share, 1,000 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	2,959	1,126
Accumulated deficit	(2,655)	(605)
Total stockholder’s equity	304	521
Total liabilities and stockholder’s equity	$5,008	$1,015

The accompanying notes are an integral part of these interim condensed financial statements.

FIGURE CERTIFICATE COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income
Interest income	$35	$-	$39	-
Investment expenses
Sales and marketing	-	-	4	-
General and administrative expenses:
Custodial fees	5	-	10	-
Director fees	19	-	38	-
Professional service fees	754	-	1,035	50
Offering cost expense	-	-	686	-
Organizational costs	-	25	254	161
General and administrative expenses–related parties:
Investment advisory and management fees to affiliate	2	-	2	-
Administration and transfer agent fees to affiliate	15	-	25	-
Service fees to affiliate	-	-	1	-
Interest expense	30	-	34	-
Total investment expenses	825	25	2,089	211
Net investment loss	$(790)	(25)	$(2,050)	(211)
Income tax provision	-	-	-	-
Net loss	$(790)	(25)	$(2,050)	(211)
Per share data:
Net loss per share attributable to common stockholders for Common Stock
Basic	$(790)	(25)	$(2,050)	(211)
Diluted	$(790)	(25)	$(2,050)	(211)
Weighted average common shares outstanding
Basic	1,000	1,000	1,000	1,000
Diluted	1,000	1,000	1,000	1,000

The accompanying notes are an integral part of these interim condensed financial statements.

FIGURE CERTIFICATE COMPANY

CONDENSED STATEMENTS OF STOCKHOLDER’S EQUITY

(Unaudited)

(in thousands, except share amounts)

Statements of stockholder’s equity for three months ended June 30, 2025 and 2024

	Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholder’s equity
	Shares	Amount
Balance at March 31, 2025	1,000	$-	$2,283	$(1,865)	$418
Capital contributions from Parent	-	-	676	-	676
Net loss	-	-	-	(790)	(790)
Balance at June 30, 2025	1,000	$-	$2,959	$(2,655)	$304

	Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholder’s equity
	Shares	Amount
Balance at March 31, 2024	1,000	$-	$510	$(217)	$293
Capital contributions from Parent	-	-	-		-
Net loss	-	-	-	(25)	(25)
Balance at June 30, 2024	1,000	$-	$510	$(242)	$268

Statements of stockholder’s equity for six months ended June 30, 2025 and 2024

	Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholder’s equity
	Shares	Amount
Balance at December 31, 2024	1,000	$-	$1,126	$(605)	$521
Capital contributions from Parent	-	-	1,833	-	1,833
Net loss	-	-	-	(2,050)	(2,050)
Balance at June 30, 2025	1,000	$-	$2,959	$(2,655)	$304

	Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholder’s equity
	Shares	Amount
Balance at December 31, 2023	1,000	$-	$459	$(31)	$428
Capital contributions from Parent	-	-	51		51
Net loss	-	-	-	(211)	(211)
Balance at June 30, 2024	1,000	$-	$510	$(242)	$268

The accompanying notes are an integral part of these interim condensed financial statements.

FIGURE CERTIFICATE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(2,050)	$(211)
Adjustments to reconcile net loss to net cash provided by operating activities:
Offering costs	515	-
Interest expense	34	-
Operating expenses paid by the Parent	1,340	8
Net change in assets and liabilities
Accounts payable	145	156
Accrued expenses	147	47
Prepaid expenses	(7)
Accrued offering costs	(90)	-
Net cash provided by operating activities	34	-
Cash flows from financing activities
Issuance of certificates	4,537	-
Surrender of certificates	(553)	-
Direct capital contribution from Parent	205	-
Net cash provided by financing activities	4,189
Net increase in cash and cash equivalents	4,223	-
Cash and cash equivalents, beginning of period	500	250
Cash and cash equivalents, end of period	$4,723	$250
Supplemental disclosures of non-cash financing activities
Indirect contributions for operating expenses paid by the Parent on behalf of the Company	$1,340	$8
Indirect contributions for payments by Parent to vendors for deferred offering costs	-	43
Issuance of certificates for re-invested interest	34	-
In-kind receipts of digital assets for issuance of certificates	44	-
In-kind payments of digital assets for surrender of certificates	54	-
In-kind contributions of digital assets from Parent	10	-
Contribution due from Parent	278	-

The accompanying notes are an integral part of these interim condensed financial statements.

FIGURE CERTIFICATE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

Organization and Nature of Operations

Figure Certificate Company (“FCC” or the “Company”) is registered with the Securities and Exchange Commissions (“SEC”) under the Investment Company Act of 1940, as amended (“Investment Company Act”), as a face-amount certificate company. Face-amount certificates issued by FCC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by FCC, at its discretion. The certificates issued by FCC are not insured by any government agency or other entity. FCC was incorporated on April 13, 2023 as a Delaware corporation and had been, since its inception, wholly owned by Figure Technologies, Inc. (“FTI”) through March 17, 2024. A reorganization agreement (the “Agreement”) was entered into on March 18, 2024 with various affiliates, including FTI. Subsequent to the reorganization agreement, FCC is a wholly owned subsidiary of Figure Markets Holding, Inc. (“FMHI”). References to “Parent” herein refer to FTI for periods prior to March 18, 2024, and to FMHI for periods on or after that date.

On February 20, 2025, FCC launched its first interest-bearing debt securities called YLDS, which are native to a public blockchain. The so-called stablecoin, YLDS, offers holders the ability to earn interest, transfer securities peer-to-peer, and transact anytime.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC for reporting financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited financial statements as of and for the fiscal year ended December 31, 2024, contained in the Company’s registration statement on Form S-1 (the “Form S-1”). The Company is an investment company and follows the accounting and reporting guidance the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 Financial Services — Investment Companies. The carrying amounts of the assets and liabilities recorded in the accompanying condensed balance sheets approximate their respective fair values due to their short maturities and the election of the fair value option for certificates. Management believes the fair value option is more meaningful to users of the financial statements and aligns with the measurement of investments in cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed balance sheets and reported amounts of income and expense during the reporting periods. Actual results could differ from those estimates.

FIGURE CERTIFICATE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Significant Accounting Policies

Cash and Cash Equivalents

Cash consists of bank deposits held in a business checking account. The Company’s cash balances at times may exceed insurable amounts. Cash equivalents, defined as highly liquid financial instruments purchased with original maturities of three months or less, consist of money market funds, commercial paper, and repurchase agreements with UMB Bank n.a., which are collateralized by United States (“U.S.”) treasury bills. Beginning during the six months ended June 30, 2025, the Company holds cash at Figure Payments Corporation (“Figure Pay” or “Pay”) for Certificate purchasers that will be paid to FCC. Figure Pay is an affiliate of FCC that is also wholly owned by FMHI. The Company considers cash held at Figure Pay as cash equivalents because the activity in the account with Figure Pay is controlled by FCC, it is only held with Figure Pay for a short period of time until settlement, and the deposits held for the certificate purchaser that will be paid to FCC are readily accessible for transfer to other FCC accounts held with financial institutions.

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

Interest Income

The Company currently derives interest income from its investments in money market funds, commercial paper and through repurchase agreements with UMB Bank n.a., which are collateralized by United States treasury bills, using proceeds from issuance of Figure Certificates. Interest income for the period from commencement of the Company’s investment operations and public offering of the Figure Certificates on February 20, 2025 through June 30, 2025 is $39 thousand. There was no interest income for the three and six months ended June 30, 2024, or from January 1, 2025 through February 19, 2025.

Certificates Payable and Accrued Interest

FCC issues Figure Certificates, including Figure Transferable Certificates (“Transferable Certificates”) and Figure Installment Certificates. The Company has issued $4,615 thousand of Transferable Certificates including the re-invested interest of $34 thousand, and paid $607 thousand for surrendered Figure Certificates, commencing February 20, 2025 through June 30, 2025. Transferable Certificates may be surrendered at any time by the holder at face amount, plus accrued interest minus any applicable expenses or fees. Otherwise, Transferable Certificates matures 20 years from the issue date at the face amount, plus accrued interest minus any applicable expenses or fees. Accordingly, Transferable Certificates are interest-bearing debt securities in nature and are classified as certificates payable in the condensed balance sheets. No Figure Installment Certificates have been issued since inception. There was no certificate activity for the three and six months ended June 30, 2024, or from January 1, 2025 through February 19, 2025. There is no difference between the aggregate fair value and the aggregate unpaid principal balance of transferable certificates.

Qualified Assets

In accordance with the Investment Company Act of 1940, Section 28, the Company is required to maintain qualified assets with a fair value that exceeds the total of (i) the minimum capital stock requirement of $250 thousand and (ii) a reserve for the future obligations associated with its issued face-amount certificates. As of June 30, 2025, the qualified assets of $4,632 thousand exceed the total reserve requirement of $4,008 thousand as prescribed by Section 28 of the Investment Company Act of 1940. As of December 31, 2024, the qualified assets of cash of $500 thousand exceeded the minimum capital stock requirement of $250 thousand.

FIGURE CERTIFICATE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Offering Costs

Prior to the initial public offering of Certificates, in February 2025, the Company capitalized $686 thousand of direct incremental legal, accounting, consulting and other fees related to the offering as deferred offering costs under total assets on the condensed balance sheets. As the Company commenced operations in February 2025 and began to issue the face amount certificates, the offering costs were expensed.

Investment Advisory, Administration, Transfer Agent, AML/KYC Service and Gas Fees Due to Related Parties

The Company incurs certain investment advisory and management, administration, transfer agent and anti-money-laundering/know-your-customer (“AML/KYC”) service fees, and gas fees with related party service providers. The Company expenses such fees as incurred. See Note 6 for more details on related party transactions.

Digital Assets

In December 2023, the FASB issued ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The new guidance provides guidance on the accounting for and disclosure of crypto assets and requires that the Company (i) subsequently remeasure crypto assets at fair value in the financial statements and record gains and losses from remeasurement in the statements of operations; (ii) present crypto assets separate from other intangible assets in the balance sheets; (iii) present the gains and losses from remeasurement of crypto assets separately in the statements of operations; and (iv) provide specific disclosures for crypto assets. The Company early adopted ASU 2023-08 on January 1, 2025. Upon adoption of the standard, the Company measures and records its digital assets at fair value as a separate asset line item in the financial statements, and provides disclosures as required by the ASU. The adoption of the standard does not have a material impact on the Company’s results of operations and financial condition, as the Company’s digital assets, primarily represented by stablecoins including USDT (Tether) and USDC (USD Coin), are recorded at fair value based on quoted prices as determined by the principal market. The Company commenced operations in February 2025 and did not hold any digital assets prior to commencement of operations, as such no retrospective impact is noted per the adoption of the ASU. As previously reported, the Company briefly held USDT and USDC between February and May of 2025, but has since disposed of those assets and no longer holds or intends to hold any digital assets. Accordingly, as of May 2025, the Company no longer held any digital assets, including USDT or USDC.

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

The Company follows the above hierarchy for its financial instruments, with classifications based on the lowest level of input that is significant to the fair value measurement. Accordingly, the Company classifies its investments in money market funds within cash equivalents as Level 1. The Company invests through UMB Bank n.a. in repurchase agreements, included in cash equivalents, which involve a purchaser (in this case, the Company) of a specified security (in this case, U.S. Treasury Bills) and the simultaneous agreement by the seller to repurchase at an agreed-upon future date and specified price. These repurchase agreements and certificates issued and payable are classified within Level 2 as they are based on quoted prices of similar assets. The Company invests, through UMB Bank n.a. (“UMB”) in commercial paper, generally with short term maturities, that is included in cash equivalents, for which the Company earns a specified return and the commercial paper is typically rated A-2 or better. As these commercial paper are priced based on underlying assets that are quoted in an active market, repurchase agreements are classified as Level 2. No transfers between levels have occurred during the periods presented.

FIGURE CERTIFICATE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table summarizes the assets and liabilities in each level of the fair value hierarchy (in thousands). This table excludes cash, due from Parent, prepaid expenses, accounts payable, accrued expenses, and accrued offering costs as these balances are highly liquid or short-term in nature and as a result, their carrying amounts approximate fair value (in thousands).

	Level 1	Level 2	Level 3	Total
Assets (at fair value)
Cash equivalents	$341	3,682	-	4,023
Total liabilities measured at fair value	$341	3,682	-	4,023

Liabilities (at fair value)
Certificates payable	$-	4,008	-	4,008
Total liabilities measured at fair value	$-	4,008	-	4,008

As of December 31, 2024, the Company did not have any balances in cash equivalents or certificates payable.

Cash Equivalents

The cash equivalents consisting of money market funds held by the Company amounting to $250 thousand as of June 30, 2025, and cash equivalents held for Certificate purchasers that will be paid to FCC in custody by Figure Pay, amounting to $91 thousand as of June 30, 2025, are determined to be Level 1 assets, as there are available quoted prices in active markets. The Company invests through UMB in repurchase agreements, included in cash equivalents of $934 thousand as of June 30, 2025, which involve a purchaser (in this case, the Company) of a specified security (in this case, U.S. Treasury Bills) and the simultaneous agreement by the seller to repurchase at an agreed-upon future date and specified price. These repurchase agreements and certificates issued and payable are classified within Level 2 as they are based on quoted prices of similar assets. The Company invests, through UMB in commercial paper and repurchase agreement, generally with short term maturities, that is included in cash equivalents and totaled $2,748 thousand as of June 30, 2025, for which the Company earns a specified return, and the commercial paper is typically rated A-2 or better. As these commercial paper securities are priced in active markets based on observable inputs such as quoted prices for similar instruments, interest rates and yield curves, and credit spreads, they are classified as Level 2. There were no similar cash equivalents as of December 31, 2024.

Certificates Payable

Certificates payable, which were $4,008 thousand as of June 30, 2025 are valued based on quoted prices for similar assets in active markets, which are available and observable, and therefore the financial liabilities are classified as Level 2. There were no similar certificates payable as of December 31, 2024.

FIGURE CERTIFICATE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note 4. Certificates Payable

The following table summarizes the fair value of the activities of the certificates payable as of June 30, 2025 (in thousands):

Certificates Payable
Balance at December 31, 2024	$-
Issuance	4,581
Surrender	(607)
Re-invested interest	34
Balance at June 30, 2025	$4,008

Note 5. Stockholder’s Equity

Common Stock

Pursuant to the certificate of incorporation dated April 13, 2023, the Company had a total of 1,000 shares of common stock authorized for issuance with par value of $0.0001 per share. Accordingly, as of June 30, 2025 and the year ended December 31, 2024, the Company had 1,000 shares of common stock issued and outstanding, respectively. Such shares of common stock are currently held by FMHI, subscribed in consideration of direct payment of $250 thousand. As of June 30, 2025, FMHI is the sole stockholder of the Company.

Note 6. Related Party Transactions

Figure Markets Holding, Inc.

The Company has been managed and operated in the normal course of business by FMHI. FMHI makes payments to vendors on behalf of the Company for general and administrative expenses, offering costs and organizational costs. These payments from the Parent are shown within additional paid-in capital on the condensed balance sheets.

For the six months ended June 30, 2025, the Parent contributed a total of $205 thousand to the Company as direct contributions, $10 thousand as in-kind contributions of digital assets, and $1,340 thousand of costs related to invoices from vendors for operations, respectively. The $1,340 thousand of payments by the Parent for operating expenses have been recorded as a part of the indirect capital contributions from Parent in additional paid-in capital. As of June 30, 2025, the Parent and affiliate entities controlled by the Parent held $3,653 thousand of certificates payable, which includes the approximately $29 thousand of certificates purchased by certain members of the board of directors and executive management during the period from February 20, 2025 through June 30, 2025. Interest paid to related party certificate holders was $28 thousand during the six months ended June 30, 2025. As of June 30, 2025, the Company recorded a due from Parent of $278 thousand representing in-kind contributions for vendor payables, which were paid subsequent to June 30, 2025.

For the six months ended June 30, 2024, the Parent paid a total of $51 thousand, including $8 thousand of costs to vendors for operations and $43 thousand for offering costs. For the six months ended June 30, 2024, the $51 thousand of payments by the Parent for the operating expenses have been recorded as a part of the contributions from Parent in additional paid-in capital.

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

FIGURE CERTIFICATE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Democratized Prime

On June 3, 2025, Figure Lending LLC (“Figure Lending”), an affiliate of the Parent under common control, established an on-chain senior lending facility, which is collateralized by home equity lines of credit (HELOCs) owned by Figure Lending and operates through its Democratized Prime marketplace. As of June 30, 2025, there were $1,040 thousand of certificates payable that were purchased through the Democratized Prime product and held by a wallet controlled by Figure Lending.

Investment Advisor

Figure Investment Advisors, LLC (“the Advisor”) serves as an investment adviser to FCC pursuant to an advisory agreement. For its services, FCC pays the Advisor 0.25% on net invested assets under management, paid on a monthly basis.

Bank loans and accounts receivable for incoming purchases of Certificates are deducted from total assets to arrive at net invested assets. In addition to the monthly management fee based on net invested assets, the Advisor also will receive a fee for managing and any servicing of bank loans, which has not yet occurred as of June 30, 2025. That fee is 0.20% of the book value of the bank loans, paid on an annual basis and accrued on a monthly basis.

Advisory fees owed to the Advisor were $2 thousand for the period from commencement of investment operations and initial public offering of the Figure Certificates on February 20, 2025 through June 30, 2025. The Company did not incur investment advisory fees in 2024. The Parent paid the Advisor for the advisory fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.

Administrator

Figure Equity Solutions, Inc. (“FES”) is the administrator pursuant to an agreement with FCC. FCC pays Figure Equity Solutions a monthly fee equal to the costs incurred by the administrator in providing such administrative services. Administrative fees paid to FES rounds to $0 thousand for the period ended June 30, 2025 and are included in administration and transfer agent fees to affiliate on the condensed statements of operations. The Company did not incur administrative fees in 2024. The Parent paid FES for the administrative fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.

Transfer Agent

FES is also FCC’s transfer agent pursuant to a transfer agency agreement. Under the Transfer Agency Agreement, FES maintains Certificate owner accounts and records, in which FCC pays a monthly fee of $5 thousand for this service.

Transfer agent fees incurred and owed to FES are $23 thousand for the period from February 20, 2025 through June 30, 2025 and are included in administration and transfer agent fees to affiliate on the condensed statements of operations. The Company did not incur transfer agent fees in 2024. The Parent paid FES for the transfer agent fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.

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

Fees incurred for AML/KYC services provided to Pay rounds to $1 thousand for the period from January 1, 2025 through June 30, 2025 and are included in service fees to affiliate on the condensed statements of operations. The Company did not incur AML/KYC service fees in 2024. The Parent paid Pay for the AML/KYC fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.

Gas Fee Service Provider

Gas fees are transaction fees paid to certain network validators for processing and validating operations on the blockchain. Provenance Blockchain Foundation (“Provenance”) is FCC’s current gas fee service provider pursuant to a gas fee service agreement, as amended. As the gas fee service provider, Provenance pays, on behalf of FCC, gas fees for investor Certificate transactions on the Provenance Blockchain, or other blockchains, when applicable. FCC will make payments in U.S. dollars to Provenance Blockchain Foundation for gas fees incurred for investor transactions upon receipt of invoices from Provenance Blockchain Foundation. FCC’s payment in U.S. dollars to the Provenance Blockchain Foundation will be calculated based on the market value of the native digital asset of the Provenance blockchain (which is Hash when operating on the Provenance Blockchain, the Provenance native token and the value of which fluctuates), at the time gas fees are incurred in connection with Certificate transactions. Provenance Blockchain Foundation will use the native digital asset of the Provenance blockchain to pay for Certificate transaction gas fees on the Provenance Blockchain, or other blockchains, when applicable and will be subsequently reimbursed by FCC for such fees.

Gas fees owed to Provenance rounds to $0 thousand for the period from February 20, 2025 through June 30, 2025 and are included in administration and transfer agent fees to affiliate on the condensed statements of operations. The Company did not incur gas fees in 2024. The Parent paid Provenance for the gas fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.

Note 7. Segment Reporting

Operating segments are revenue-producing components of the Company for which separate financial information is produced internally for and analyzed by the Company’s CODM. The Company defines the term CODM to be its Chief Executive Officer. The Company commenced operations in the three months period ended March 31, 2025. For the three and six-months period ended June 30, 2025, the Company’s investment expenses include (i) sales and marketing expenses (ii) general and administrative expenses including: custodial fees, director fees, professional service fees, offering cost expense, and organizational costs, (iii) general and administrative expenses related parties including: investment advisory and management fees to affiliate, administration and transfer service fees to affiliate, and service fees to affiliate, and (iv) interest expense. The Company’s CODM reviews the financial information presented on an entity-wide basis for purposes of allocating resources and evaluating financial performance and currently considers net income (loss) as the primary metric of measure for assessing the performance of the Company. Accordingly, for all periods presented, the Company operated in a single segment.

FIGURE CERTIFICATE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note 8. Income Taxes

The provision (benefit) for income taxes is presented within the provision for income tax line item in the condensed statements of operations, and it consists of the following for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Current:
Federal	$-	$-	$-	$-
State	-	-	-	-
Total current tax expense (benefit)	-	-	-	-

Deferred:
Federal	-	-	-	-
State	-	-	-	-
Total deferred income tax expense (benefit)	$-	$-	$-	$-

A reconciliation of the income taxes expected at the statutory federal income tax rate and income tax expense (benefit) for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Tax at federal statutory rate	$(166)	(5)	(426)	(43)
State tax, net of federal benefit	(70)	(2)	(125)	(19)
Net operating loss adjustment	(6)	-	(70)	-
Change in valuation allowance	242	7	621	62
Total	$-	-	-	-

The components of the Company’s deferred tax assets and liabilities as of June 30, 2025 and 2024 are as follows (in thousands):

	June 30, 2025	June 30, 2024
Deferred tax assets
Net operating losses	$675	72
Intangible assets	128	-
Total deferred tax assets	803	72
Deferred tax liabilities	-	-
Total deferred tax liabilities	-	-
Valuation allowance	(803)	(72)
Net deferred tax assets	$-	$-

FIGURE CERTIFICATE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company continues to establish a full valuation allowance against its net deferred tax assets. The change in valuation allowance during the three and six months ended June 30, 2025 was an increase of $242 thousand and $621 thousand, respectively. As of June 30, 2025, the valuation allowance was $803 thousand. The change in valuation allowance during the three and six months ended June 30, 2024 was an increase of $7 thousand and $62 thousand, respectively. As of June 30, 2024 the valuation allowance was $72 thousand. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. Should a change in circumstances lead to a change in judgement about the realizability of deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change occurs, along with a corresponding increase or change to income.

For the six months ended June 30, 2025, the Company has net operating loss carryforwards for U.S. federal and state tax purposes of approximately $2,261 thousand and $232 thousand, respectively. Federal tax losses will carryforward indefinitely but limited to 80% of taxable income. For state purposes, such losses may be limited and begin to expire. All of our federal and state losses/credits may be subject to change in ownership limitations under the Internal Revenue Code Section 382/383, and similar state provisions. The Company recognizes a tax accrual from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition at the effective date to be recognized. As of June 30, 2025 and 2024, no uncertain tax positions have been accrued. All tax years are open and subject to examination for all federal and state jurisdictions.

Note 9. Earnings Per Share

Basic and diluted net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock during the three and six months ended June 30, 2025 and 2024. As the Company has reported losses for the three and six months ended June 30, 2025 and 2024, respectively, and since there are no shares outstanding or authorized for the Company that could be potentially dilutive as of the three or six months ended June 30, 2025 and 2024, respectively, there is no difference between basic and dilutive shares outstanding.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data) for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,
	2025	2024
Numerator:
Net loss from operations	$(790)	(25)
Denominator:
Weighted-average shares outstanding — basic and diluted	1,000	1,000
Net loss per share, basic and diluted	$(790)	(25)

	For the six months ended June 30,
	2025	2024
Numerator:
Net loss from operations	$(2,050)	(211)
Denominator:
Weighted-average shares outstanding — basic and diluted	1,000	1,000
Net loss per share, basic and diluted	$(2,050)	(211)

FIGURE CERTIFICATE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

FCC is required to maintain a qualified reserve asset of $4,008 thousand of cash and cash equivalents and “qualified assets” meeting the standards of Section 28(b) of the 1940 Act. The investments must be at least equal to FCC’s net liabilities on all outstanding face-amount certificates plus $250 thousand. FCC’s qualified assets as of June 30, 2025 consist of certain balances within cash and cash equivalents of $4,632 thousand.

Note 11. Financial Highlights

Financial highlights for the period from January 1, 2025 through June 30, 2025 are as follows:

Item	Amount
Net asset value per share, beginning of period	$521
Investment operations:
Investment income per share	39
Net gains/losses (realized and unrealized) per share	-
Total investment income per share	39
Total investment expenses per share	(2,089)
Net investment loss per share	(2,050)
Net loss per share	(2,050)
Capital contributions from Parent per share	1,833
Net asset value per share, end of period	$304
Total return % (annualized)	(1,197)%

Ratios / Supplemental Data:
Expense ratio % (annualized)	(1,220)%
Ratio of net investment income to average net assets (annualized)	(1,197)%

Financial highlights for the period from April 1, 2025 through June 30, 2025 are as follows:

Item	Amount
Net asset value per share, beginning of period	$418
Investment operations:
Investment income per share	35
Net gains/losses (realized and unrealized) per share	-
Total investment income per share	35
Total investment expenses per share	(825)
Net investment loss per share	(790)
Net loss per share	(790)
Capital contributions from Parent per share	676
Net asset value per share, end of period	$304
Total return % (annualized)	(1,062)%

Ratios / Supplemental Data:
Expense ratio % (annualized)	(1,109)%
Ratio of net investment income to average net assets (annualized)	(1,062)%

Note 12. Subsequent Events

The Company has evaluated events through the date of this filing and has determined that no material subsequent events occurred that would require recognition in the financial statements or disclosure in the notes thereto.

Item 2. Supplementary Schedules

Schedule I

Regulation S-X, Rule 12-21—Investment in securities of unaffiliated issuers ($ amounts in thousands)
(a) Name of the issuer and title of the security	(b) Balance held at close of period	(c) Cost	(d) Value of each item at close of period
Brookfield Renewable Partners L P - Commercial Paper	$999	$999	$999
Evergy Missouri West Inc. - Commercial Paper	500	500	500
McCormick & Company Incorporated - Commercial Paper	250	250	250
Oglethorpe Power Corp. - Commercial Paper	999	999	999
UMB Bank n.a - Money Market Fund	250	250	250
UMB Bank n.a. – Repurchase Agreement for U.S. Treasury Bills	934	934	934
Flagstar Bank, N.A. – Cash	700	700	700

Schedule II

Regulation S-X, Rule 12-22—Investments in and advances to affiliates and income thereon
(a) Name of issuer and title of issue	(b) Balance held at close of period—Number of shares—principal	(c)	(d) Amount at	(e) Amount of dividends or interest		(f) Amount of equity in net
or amount of indebtedness	amount of bonds, notes and other indebtedness	Cost of each item	which carried at close of period	(1)—Credited to income	(2)—Other	profit and loss for the period
N/A	N/A	N/A	N/A	N/A	N/A	N/A

Schedule III

Regulation S-X, Rule 12-23—Mortgage loans on real estate and interest earned on mortgages
Part 1—Mortgage loans on real estate at close of period						Part 2—Interest earned on mortgages
(a) List by		(c) Carrying	(d) Amount of principal unpaid at close of period		(e) Amount of	(f) Interest due	(g) Interest income earned
classification indicated below	(b) Prior liens	amount of mortgages	(1)—Total	(2)—Subject to delinquent interest	mortgage being foreclosed	and accrued at end of period	applicable to period
N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Schedule IV

Regulation S-X, Rule 12-23—Real estate owned and rental income
Part 1—Real estate owned at end of period						Part 2—Rental income
(a) List classification of property as indicated below	(b) Amount of incumbrances	(c) Initial cost to company	(d) Cost of improvements, etc.	(e) Amount at which carried at close of period	(f) Reserve for depreciation	(g) Rents due and accrued at end of period	(h) Total rental income applicable to period	(i) Expended for interest, taxes, repairs and expenses	(j) Net income applicable to period
N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Schedule V

Regulation S-X, Rule 12-27—Qualified Assets on Deposits ($ amounts in thousands)
(a) Name of depositary	(b) Cash	(c) Investments in Securities	(d) First mortgages and other first liens on real estate	(e) Other	(f) Total
UMB Bank N.A.	$-	3,932	-	-	3,932
Flagstar Bank, N.A.	700	-	-	-	700
Total	$700	3,932	-	-	4,632

Schedule VI

Regulation S-X, Rule 12-26—reconciliation of certificate liability activity ($ amounts in thousands)
	(b) Balance at beginning of period (January 1, 2025)			(c) Additions			(d) Deductions			(e) Balance at close of period (June 30, 2025)
(a) Description	(1) Number of accounts with security bidders	(2) Amount of maturity value	(3) Amount of reserved	(1) Charged to profit and loss or income	(2) Reserve payments by certificate holders	(3) Charged to other accounts describe	(1) Maturities	(2) Cash surrenders prior to maturity	(3) Other—describe	(1) Number of accounts with security holders	(2) Amount of maturity value	(3) Amount of reserves
Figure Transferable Certificates	-	$-	$-	$-	$4,581	$34	$-	$(553)	$(54)	405	$4,008	$4,008
Figure Installment Certificates	-	$-	$-	$-	$-	$-	$-	$-	$-	-	$-	$-

(c) (3) - Re-invested interest for issuance of certificates

(d) (3) - In-kind payments of digital assets for surrender of certificates

Schedule VII

Regulation S-X, Rule 12-27—Valuation and Qualifying Accounts ($ amounts in thousands)
	(b)	(c) Additions
(a) Description	Balance at beginning of period	(1)—Charged to costs and expenses	(2)—Charged to other accounts—describe	(d) Deductions— describe	(e) Balance at end of period
N/A	N/A	N/A	N/A	N/A	N/A

Schedule VIII

Regulation S-X, Rule 12-25 disclosure—Supplementary profit and loss information ($ amounts in thousands) For the six months ended June 30, 2025
(a)	(b) Charged to investment	(c) Charged to other accounts		(d)
Item	expense	(1)—Account	(2)—Amount	Total
Interest income	$-	$39	$-	$39
Sales and marketing expenses	(4)	-	-	(4)
Custodial fees	(10)	-	-	(10)
Director fees	(38)	-	-	(38)
Legal fees	(716)	-	-	(716)
Offering cost expense	(686)	-	-	(686)
Organizational fees	(254)	-	-	(254)
Accounting and audit fees	(303)	-	-	(303)
Other professional fees	(16)	-	-	(16)

Investment advisory and management fees to affiliate	(2)	-	-	(2)
Administration and transfer agent fees to affiliate	(25)	-	-	(25)
Service fees to affiliate	(1)	-	-	(1)
Interest Expense	(34)	-	-	(34)
Total	$(2,089)	$39	$-	$(2,050)

Regulation S-X, Rule 12-25 disclosure—Supplementary profit and loss information ($ amounts in thousands) For the three months ended June 30, 2025
(a)	(b) Charged to investment	(c) Charged to other accounts		(d)
Item	expense	(1)—Account	(2)—Amount	Total
Interest income	$-	$35	$-	$35
Sales and marketing expenses	-	-	-	-
Custodial fees	(5)	-	-	(5)
Director fees	(19)	-	-	(19)
Legal fees	(569)	-	-	(569)
Offering cost expense	-	-	-	-
Organizational fees	-	-	-	-
Accounting and audit fees	(173)	-	-	(173)
Other professional fees	(12)	-	-	(12)

Investment advisory and management fees to affiliate	(2)	-	-	(2)
Administration and transfer agent fees to affiliate	(15)	-	-	(15)
Service fees to affiliate	-	-	-	-
Interest Expense	(30)	-	-	(30)
Total	$(825)	$35	$-	$(790)

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

The following table sets forth selected interim condensed statements of operations data for the three and six months ended June 30, 2025 and 2024 are presented as follows (in thousands, except percentages):

	Three Months Ended June 30,		Changes From Three Months Ended June 30, 2024 to June 30, 2025
	2025	2024	$	%
Investment income
Interest income	$35	-	35	-
Investment expenses
Sales and marketing expenses	-	-	-	-
General and administrative expenses	-	-	-	-
Custodial fees	5	-	5	-
Director fees	19	-	19	-
Professional service fees	754	-	754	-
Offering cost expense	-	-	-	-
Organizational costs	-	25	(25)	(100)%
General and administrative expenses due to related parties
Investment advisory and management fees to affiliate	2	-	2	-
Administration and transfer agent fees to affiliate	15	-	15	-
Service fees to affiliate	-	-	-	-
Interest expense	30	-	30	-
Total investment expenses	825	25	800	-
Net investment loss	$(790)	(25)	(765)	-
Income tax expense	-
Net loss	$(790)	(25)	(765)	-

	Six Months Ended June 30,		Changes From Six Months Ended June 30, 2024 to June 30, 2025
	2025	2024	$	%
Investment income
Interest income	$39	-	39	-
Investment expenses
Sales and marketing expenses	4	-	4	-
General and administrative expenses
Custodial fees	10	-	10	-
Director fees	38	-	38	-
Professional service fees	1,035	50	985	1,970%
Offering cost expense	686	-	686	-
Organizational costs	254	161	93	58%
General and administrative expenses due to related parties
Investment advisory and management fees to affiliate	2	-	2	-
Administration and transfer agent fees to affiliate	25	-	25	-
Service fees to affiliate	1	-	1	-
Interest expense	34	-	34	-
Total investment expenses	2,089	211	1,878
Net investment loss	$(2,050)	(211)	(1,839)
Income tax expense
Net loss	$(2,050)	(211)	(1,839)

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

Interest income

The Company generates operating income in the form of interest income on cash and cash equivalents held in money market funds, commercial paper, and interests in United States treasury bills through repurchase agreements with UMB Bank n.a., which are invested from using proceeds from the issuance of Certificates.

Interest income was $35 thousand and $39 thousand, during the period from commencement of public offering of the Certificates on February 20, 2025 through three and six months ended June 30, 2025, respectively due to investment activity with respect to our deployed capital from the issuance of Certificates. The Company did not earn interest income in the comparable period in 2024.

Sales and marketing expenses

Sales and marketing expenses $4 thousand for the six months ended June 30, 2025 and relating to public relations costs the Company did not incur similar expenses for the three months ended June 30, 2025 and in the comparable period in 2024.

General and administrative expenses

Custodial fees

Custodial fees were $5 thousand and $10 thousand for the three and six months ended June 30, 2025 relating to investment custodial services starting in February 2025, and the Company did not incur similar expenses in the comparable period in 2024.

Director fees

Director fees were $19 thousand and $38 thousand for the three and six months ended June 30, 2025 relating to services performed by the members of the board of directors, and the Company did not incur similar expenses in the comparable period in 2024.

Professional service fees

Professional service fees increased by $754 thousand and $985 thousand, during the three and six months ended June 30, 2025 compared to the same period in 2024, respectively. The increase is primarily due to an increase (i) a $580 thousand and $791 thousand increase in legal costs relating to commenced operations and general activities, and (ii) a $174 thousand and $194 thousand increase in audit and accounting fees for the three and six months ended June 30, 2025, respectively.

Offering cost expense

Offering cost expense was $686 thousand during the reporting period ended June 30, 2025. The Company did not incur any offering cost during the second quarter of 2025. Prior to the successful initial offering of Certificates in the first quarter of 2025, the Company capitalized all direct incremental legal, accounting, consulting and other fees related to the planned offering as deferred offering costs on the condensed balance sheets. As the Company commenced its continuous public offering of Certificates and investment operations in February 2025, the offering costs were expensed.

Organizational costs

Organizational costs increased by $93 thousand, or 58%, for the six months ended June 30, 2025, compared to costs of $161 thousand for the comparable period in 2024, respectively. These were start-up costs, including legal fees, incurred primarily in conjunction with the Company’s formation and organization since inception in April 2023. The start-up and organizational activities were completed in February 2025 and the Company did not incur similar expense for the three months ended June 30, 2025. The Company recognized organization costs of $25 thousand for the three months ended June 2024.

General and administrative expenses—related parties

General and administrative expenses from services provided by related parties consist primarily of fees paid or accrued for various services, including administration and transfer agency services provided by FES, AML/KYC services provided by Pay, and investment advisory services provided by Advisor, who are the Company’s related parties.

For the three and six months ended June 30, 2025, costs for administration and transfer agency services were $15 thousand and $25 thousand, respectively. Fees for AML/KYC services rounded up to $1 thousand for the six months ended June 30, 2025, and rounded down to $0 thousand for the three months ended June 30, 2025. These expenses were incurred from the commencement of the public offering of the Certificates on February 20, 2025, through June 30, 2025. This is because the Company commenced operations in February 2025 and actively engaged in transactions to issue and execute the surrender of Certificates during the six months ended June 30, 2025. This activity resulted in certain operational expenses due to related parties. The Company did not incur similar administration and transfer agency services provided by FES, AML/KYC services provided by Figure Pay, and investment advisory services provided by Advisor in 2024.

Interest Expense

Interest expense was $30 thousand and $34 thousand for the three and six months ended June 30, 2025, respectively, and accrues each day based on the amount of Figure Certificates outstanding. The Company did not incur interest expense in the comparable period in 2024.

Liquidity and Capital Resources

Sources and Uses of Funds

Since inception in April 2023, we have historically obtained our funds primarily through capital contributions from the Parent. As FCC commenced its operations as a registered face-amount certificate company on February 20, 2025, we expect to also finance our operations with cash provided by operating activities in the future periods, primarily through proceeds from face-amount certificates issued. Our principal sources of liquidity are cash and cash equivalents, which consist of checking and short-term highly liquid marketable securities, including money market funds, commercial paper, and United States treasury bills through repurchase agreements with UMB Bank n.a. Our principal uses of cash have been to fund our operations. As of June 30, 2025, we had $4,723 thousand in cash and cash equivalents. Early in the Company’s commencement of operations, we expect payments from the Parent, along with funding from issuance of Certificates, to remain the primary sources to provide adequate liquidity for our business.

Other Funding Sources

Issuance of Figure Certificates

During the six months ended June 30, 2025, the Company issued a total of 461,511,712 Figure Certificates amounting to $4,615 thousand including the re-invested interest of $34 thousand, and paid a total of $607 thousand for 60,678,659 surrendered Figure Certificates. Based on the interest earned by the certificate holders, 3,393,631 Figure Certificates were issued representing $34 thousand of interest were automatically re-invested in Figure Certificates. The net proceeds from the issuance of Figure Certificates have been invested in money market funds, commercial paper, and repurchase agreements with UMB Bank n.a. that are collateralized by U.S. treasury bills, which are included in cash equivalents. Refer to Note 4 Certificates Payable in the notes to the condensed financial statements for further details.

Direct and indirect contributions from Parent

The Company has been managed and operated in the normal course of business by FMHI. In addition to direct contributions, FMHI also makes payments to vendors on behalf of the Company for general and administrative expenses, offering costs and organizational costs. For the six months ended June 30, 2025, the Parent contributed $215 thousand to the Company, of which $205 thousand was contributed directly in cash and $10 thousand was an in-kind contribution of stablecoin digital assets, and, in addition, paid a total of $1,340 thousand of costs on behalf of FCC for vendor related costs. As of June 30, 2025, the Company recorded a due from Parent of $278 thousand representing in-kind contributions for vendor payables, which were paid subsequent to June 30, 2025. Refer to Note 6. Related Party Transactions in the notes to the interim condensed financial statements for further details.

We believe our principal sources of liquidity are sufficient to meet both our existing operating, working capital, and capital expenditure requirements and our currently planned growth for at least the next 12 months.

Cash Flow Analysis

The following table provides a summary of cash flow data during the periods indicated (in thousands):

	Six Months Ended June 30,
	2025		2024

Net cash provided by operating activities		$34	-
Net cash provided by investing activities	$		-
Net cash provided by financing activities		$4,189	-

Six months ended June 30, 2025

Our cash and cash equivalents increased by $4,223 thousand from December 31, 2024 to $4,723 thousand at the end of June 30, 2025, primarily due to net cash provided by financing activities.

Net cash provided by operating activities was $34 thousand for the six months ended June 30, 2025. Total cash provided during the period was driven by a net loss of $2,050 thousand adjusted for non-cash charges of approximately $515 thousand related to offering cost expense, $34 thousand of non-cash interest expense, and $1,340 thousand of payments made by the Parent for vendor costs incurred by FCC. Net loss was offset by the overall changes in our net operating assets and liabilities resulting in a net inflow of operating cash flows primarily driven by an increase in prepaid expenses of $7 thousand, an increase in accrued expenses of $147 thousand, a decrease in accrued offering costs of $90 thousand, and an increase in accounts payable of $145 thousand.

Net cash provided by financing activities was $4,189 thousand for the six months ended June 30, 2025 resulting from $205 thousand of direct capital contributions from the Parent, the issuance of $4,537 thousand in cash, and the payment of $553 thousand for surrender, of Certificates during the period from commencement of public offering of the Certificates on February 20, 2025 through June 30, 2025.

Six months ended June 30, 2024

Our cash and cash equivalents were $250 thousand with no change during the six months ended June 30, 2024, as there was no net cash provided by or used in operating, investing or financing activities.

Net cash provided by operating activities was nil for the six months ended June 30, 2024. Net loss of $211 thousand was fully offset by the overall decrease in our net operating assets and liabilities, primarily related to a net increase in operating liabilities, resulting in an inflow of operating cash flows of $211 thousand. The net increase in liabilities was primarily driven by an increase in accounts payable of $156 thousand, an increase in accrued expenses of $47 thousand, and payments made by the Parent for operating costs of $8 thousand.

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

For a complete discussion of our significant accounting policies and critical accounting estimates, refer to our Registration Statement, including the definitive Prospectus included therein, as publicly filed with the SEC, which contains our audited financial information for the year ended December 31, 2024. In particular, see Note 2 to the Financial Statements therein. There have been no material changes in our significant accounting policies or critical accounting estimates during the six months ended June 30, 2025.

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

As of June 30, 2025, certain of our income producing investments in our portfolio and the outstanding certificates payable were at floating rates indexed to SOFR. Other income producing investments are for investments in highly rated commercial paper, or repurchase contracts that are collateralized by United States treasuries.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1*	Certification of Michael S. Cagney pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended					X
31.2*	Certification of Daniel Grueter pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Michael S. Cagney pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Daniel Grueter pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
99.1	Figure Markets Holdings, Inc. financial support commitment letter, dated June. 30, 2025.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

FIGURE CERTIFICATE COMPANY

Date: August 13, 2025	By:	/s/ Michael S. Cagney
Michael S. Cagney
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Daniel Grueter
Daniel Grueter
Treasurer
(Principal Financial and Accounting Officer)

