Form 10-Q
period 2025-09-30
Figure Certificate Co
filed 2025-11-13
CIK 1974395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____
Commission File Number: 333-275154
FIGURE CERTIFICATE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	92-3576834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 California Street, Suite 2700
San Francisco, California	94108
(Address of principal executive offices)	(Zip Code)
(628) 236-5820
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	None	None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 13, 2025, the number of shares of the registrant’s common stock outstanding was 1,000.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”), as well as information included in oral statements or other written statements made or to be made by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management regarding future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our future revenue, expenses, and other operating results and key operating metrics;
•our ability to compete successfully in a highly competitive and evolving industry;
•our ability to attract new consumers and retain and grow our relationships with our existing consumers;
•our expectations regarding the development, innovation, introduction of, and demand for, our products;
•our ability to maintain, renew or replace our existing funding arrangements and build and grow new funding relationships;
•the impact of any of our funding sources becoming unwilling or unable to provide funding to us on terms acceptable to us, or at all;
•the future growth rate of our revenue and related key operating metrics;
•our ability to achieve sustained profitability in the future;
•our ability, and the ability of other partners, to comply, and remain in compliance with, laws and regulations that currently apply or become applicable to our business or the businesses of such partners;
•our ability to protect our confidential, proprietary, or sensitive information;
•past and future acquisitions, investments, and other strategic investments;
•our ability to maintain, protect, and enhance our brand and intellectual property;
•litigation, investigations, regulatory inquiries, and proceedings;
•developments in our regulatory environment;
•the impact of macroeconomic conditions on our business, including the impacts of inflation, an elevated interest rate environment and corresponding elevated negotiated interest rate spreads, ongoing recessionary concerns, and the potential impact of those macroeconomic conditions on the stability of the financial institutions with whom we do business; and
•the size and growth rates of the markets in which we compete.
Forward-looking statements, including statements such as “we believe” and similar statements, are based on our management’s current beliefs, opinions and assumptions and on information currently available as of the date of this Report. Such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” in our Registration Statement on Form S-1/A declared effective on February 18, 2025, as amended to date and from time to time, including the definitive Prospectus filed pursuant to Rule 497(c) dated as of February 20 2025, and elsewhere in this Form 10-Q, as well as those set forth in our most recently filed audited financial statements for the fiscal year ended December 31, 2024 included in the Registration Statement on Form S-1/A filed on February 18, 2025. Other sections of this Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive, heavily regulated and rapidly changing environment. New risks emerge from time to time, and it is not possible for our management to predict all risks that we may face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause our actual results to differ from those contained in, or implied by, any forward-looking statements.
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

PART 1 - FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
FIGURE CERTIFICATE COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents (includes qualified assets of $22,298 as of September 30, 2025 and $500 as of December 31, 2024)	$22,298	$500
Deferred offering costs	—	515
Prepaid expense	314	—
Total assets	$22,612	$1,015
Liabilities and Stockholder’s equity
Liabilities:
Certificates payable to related parties	$21,034	$—
Certificates payable to third parties	546	—
Accounts payable	190	133
Accrued expenses	229	271
Accrued offering costs	—	90
Total liabilities	21,999	494
Stockholder’s equity:
Common stock, $0.0001 par value per share, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in-capital	3,897	1,126
Accumulated deficit	(3,284)	(605)
Total stockholder’s equity	613	521
Total liabilities and stockholder’s equity	$22,612	$1,015
The accompanying notes are an integral part of these interim condensed financial statements.

FIGURE CERTIFICATE COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income
Interest income	$196	$—	$235	—
Investment expenses
Sales and marketing	—	—	4	—
General and administrative expenses:
Custodial fees	33	—	43	—
Director fees	19	—	57	—
Professional service fees	576	—	1,611	50
Offering cost expense	—	—	686	—
Organizational costs	—	170	254	331
General and administrative expenses–related parties:
Investment advisory and management fees to affiliate	10	—	12	—
Administration and transfer agent fees to affiliate	15	—	40	—
Service fees to affiliate	5	—	6	—
Interest expense	167	—	201	—
Total investment expenses	825	170	2,914	381
Net investment loss	$(629)	$(170)	$(2,679)	$(381)
Income tax provision	—	—	—	—
Net loss	$(629)	$(170)	$(2,679)	$(381)

Net loss per share attributable to common stockholders for Common Stock
Basic	$(629)	$(170)	$(2,679)	$(381)
Diluted	$(629)	$(170)	$(2,679)	$(381)
Weighted average common shares outstanding
Basic	1,000	1,000	1,000	1,000
Diluted	1,000	1,000	1,000	1,000
The accompanying notes are an integral part of these interim condensed financial statements.

FIGURE CERTIFICATE COMPANY
CONDENSED STATEMENTS OF STOCKHOLDER’S EQUITY
(Unaudited)
(in thousands, except share amounts)
Statements of stockholder’s equity for three months ended September 30, 2025 and 2024

	Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholder’s equity
	Shares	Amount
Balance at June 30, 2025	1,000	$—	$2,959	$(2,655)	$304
Capital contributions from Parent	—	—	938	—	938
Net loss	—	—	—	(629)	(629)
Balance at September 30, 2025	1,000	$—	$3,897	$(3,284)	$613

	Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholder’s equity
	Shares	Amount
Balance at June 30, 2024	1,000	$—	$510	$(242)	$268
Capital contributions from Parent	—	—	268	—	268
Net loss	—	—	—	(170)	(170)
Balance at September 30, 2024	1,000	$—	$778	$(412)	$366
Statements of stockholder’s equity for nine months ended September 30, 2025 and 2024

	Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholder’s equity
	Shares	Amount
Balance at December 31, 2024	1,000	$—	$1,126	$(605)	$521
Capital contributions from Parent	—	—	2,771	—	2,771
Net loss	—	—	—	(2,679)	(2,679)
Balance at September 30, 2025	1,000	$—	$3,897	$(3,284)	$613

	Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholder’s equity
	Shares	Amount
Balance at December 31, 2023	1,000	$—	$459	$(31)	$428
Capital contributions from Parent	—	—	319	—	319
Net loss	—	—	—	(381)	(381)
Balance at September 30, 2024	1,000	$—	$778	$(412)	$366
The accompanying notes are an integral part of these interim condensed financial statements.

FIGURE CERTIFICATE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(2,679)	$(381)
Adjustments to reconcile net loss to net cash provided by operating activities:
Offering costs	515	—
Interest expense	201	—
Operating expenses paid by the Parent	2,556	276
Net change in assets and liabilities
Accounts payable	57	89
Accrued expenses	(42)	16
Prepaid expenses	(314)	—
Accrued offering costs	(90)	—
Net cash provided by operating activities	204	—
Cash flows from financing activities
Issuance of certificates	33,180	—
Surrender of certificates	(11,791)	—
Direct capital contribution from Parent	205	—
Net cash provided by financing activities	21,594	—
Net increase in cash and cash equivalents	21,798	—
Cash and cash equivalents, beginning of period	500	250
Cash and cash equivalents, end of period	$22,298	$250

Supplemental disclosures of non-cash financing activities
Indirect contributions for operating expenses paid by the Parent on behalf of the Company	$2,556	$276
Indirect contributions for payments by Parent to vendors for deferred offering costs	—	43
Issuance of certificates for re-invested interest	201	—
In-kind contributions of digital assets from Parent	10	—
The accompanying notes are an integral part of these interim condensed financial statements.

FIGURE CERTIFICATE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation
Organization and Nature of Operations
Figure Certificate Company (“FCC” or the “Company”) is registered with the Securities and Exchange Commissions (“SEC”) under the Investment Company Act of 1940, as amended (“Investment Company Act”), as a face-amount certificate company. Face-amount certificates issued by FCC entitle the certificate owner to receive at maturity a stated amount of money and interest or credits declared from time to time by FCC, at its discretion. The certificates issued by FCC are not insured by any government agency or other entity. FCC was incorporated on April 13, 2023 as a Delaware corporation and had been, since its inception, wholly owned by Figure Technologies, LLC (f/k/a Figure Technologies, Inc.) (“FT”) through March 17, 2024. A reorganization agreement (the “Agreement”) was entered into on March 18, 2024 with various affiliates, including FT. Subsequent to the reorganization agreement, FCC was a wholly owned subsidiary of Figure Markets Holding, Inc. (“FMHI”).
On February 20, 2025, FCC launched its first interest-bearing debt securities called YLDS, which are native to a public blockchain. The so-called stablecoin, YLDS, offers holders the ability to earn interest, transfer securities peer-to-peer, and transact anytime.
On August 29, 2025 ("Recombination Date, FT Intermediate, Inc.("FTI") and FMHI recombined the businesses through a series of transactions (the "Recombination") and FMHI became a wholly-owned subsidiary of FTI. Upon the consummation of the Recombination, FTI changed its name to Figure Technology Solutions, Inc. ("FTS"). The recombination was a reorganization of entities under common control as FTI and FMHI were owned, either directly or indirectly, by its controlling shareholder, Michael Cagney ("Controlling Party") before and after Recombination. Subsequent to the Recombination, FCC remains a wholly-owned subsidiary of FMHI, which is a wholly-owned subsidiary of FTS. FTS remains majority owned by the Controlling Party.

Liquidity and Going Concern
The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our assessment of our ability to fund future operations is inherently subjective, judgment-based and susceptible to change based on future events. The Company has obtained a commitment letter from the Parent, FTS, for financial support of the Company in the form of allowing invoices to be paid directly by FTS on behalf of the Company and periodically forgiving the Company’s intercompany payable to FTS in the form of in-kind capital contributions. Based on the commitment from the Parent, the Company has sufficient liquidity to fund operations for the next twelve months following the date these condensed financial statements are issued.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and pursuant to the rules and regulations of the SEC for reporting financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited financial statements as of and for the fiscal year ended December 31, 2024, contained in the Company’s registration statement on Form S-1 (the “Form S-1”). The Company is an investment company and follows accounting and reporting guidance governed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 Financial Services — Investment Companies. The carrying amounts of the assets and liabilities recorded in the accompanying condensed balance sheets approximate their respective fair values due to their short maturities and the election of the fair value option for certificates. Management believes the fair value option is more meaningful to users of the financial statements and aligns with the measurement of investments in cash equivalents.
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

FIGURE CERTIFICATE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Significant Accounting Policies
Cash and Cash Equivalents
Cash consists of bank deposits held in a business checking account. The Company’s cash balances at times may exceed insurable amounts. Cash equivalents, defined as highly liquid financial instruments purchased with original maturities of three months or less, consist of money market funds, commercial paper, short dated treasury securities, and overnight repurchase agreements. The Company may hold cash at Figure Payments Corporation ("Figure Pay" or "Pay") for Certificate purchases that will be paid to FCC. Figure Pay is an affiliate of FCC that is also wholly owned by FMHI. The Company considers cash held at Figure Pay as cash equivalents because the activity in the account with Figure Pay is controlled by FCC, it is only held with Figure Pay for a short period of time until settlement, and the deposits held for the certificate purchaser that will be paid to FCC are readily accessible for transfer to other FCC accounts held with financial institutions.
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
Interest Income
The Company currently derives interest income from its investments in money market funds, commercial paper and through repurchase agreements with UMB Bank n.a., which are collateralized by United States treasury bills, using proceeds from issuance of Figure Certificates. Interest income for the period from commencement of the Company’s investment operations and public offering of the Figure Certificates on February 20, 2025 through September 30, 2025 is $235 thousand. There was no interest income for the three and nine months ended September 30, 2024, or from January 1, 2025 through February 19, 2025.
Certificates Payable and Accrued Interest
FCC issues Figure Certificates, including Figure Transferable Certificates (“Transferable Certificates”) and Figure Installment Certificates. The Company has issued $33,180 thousand of Transferable Certificates including the re-invested interest of $201 thousand, and paid $11,801 thousand for surrendered Figure Certificates, commencing February 20, 2025 through September 30, 2025. Transferable Certificates may be surrendered at any time by the holder at face amount, plus accrued interest minus any applicable expenses or fees. Otherwise, Transferable Certificates mature 20 years from the issue date at the face amount, plus accrued interest minus any applicable expenses or fees. Accordingly, Transferable Certificates are interest-bearing debt securities in nature and are classified as certificates payable in the condensed balance sheets. No Figure Installment Certificates have been issued since inception. There was no certificate activity for the three and nine months ended September 30, 2024, or from January 1, 2025 through February 19, 2025. There is no difference between the aggregate fair value and the aggregate unpaid principal balance of transferable certificates.
Qualified Assets
In accordance with the Investment Company Act of 1940, Section 28, the Company is required to maintain qualified assets with a fair value that exceeds the total of (i) the minimum capital stock requirement of $250 thousand and (ii) a reserve for the future obligations associated with its issued face-amount certificates. As of September 30, 2025, the qualified assets of $22,298 thousand exceed the total reserve requirement of $21,580 thousand as prescribed by Section 28 of the Investment Company Act of 1940. As of December 31, 2024, the qualified assets of cash of $500 thousand exceeded the minimum capital stock requirement of $250 thousand.
Offering Costs
Prior to the initial public offering of Figure Certificates in February 2025, the Company capitalized $686 thousand of direct incremental legal, accounting, consulting and other fees related to the offering as deferred offering costs under total assets on the condensed balance sheets. When the Company commenced operations in February 2025 and began to issue the face amount certificates, the offering costs were expensed.

FIGURE CERTIFICATE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Investment Advisory, Administration, Transfer Agent, AML/KYC Service and Gas Fees Due to Related Parties
The Company incurs certain investment advisory and management, administration, transfer agent and anti-money-laundering ("AML") / know-your-customer ("KYC”) service fees, and gas fees with related party service providers. The Company expenses such fees as incurred. See Note 6 for more details on related party transactions.
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
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disaggregated disclosure of income statement expenses for public business entities (PBEs). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires new disclosures to disaggregate prescribed natural expenses underlying any income statement caption. This ASU is effective for annual periods in fiscal years beginning after December 15, 2026, and interim periods thereafter. Early adoption is permitted. The ASU applies on a prospective basis for periods beginning after the effective date. However, retrospective application to any or all prior periods presented is permitted. We do not expect this ASU to have a material impact on our condensed financial statements and disclosures.
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

FIGURE CERTIFICATE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)
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
The following table summarizes the assets and liabilities in each level of the fair value hierarchy as of September 30, 2025 (in thousands). This table excludes cash, due from Parent, prepaid expenses, accounts payable, accrued expenses, and accrued offering costs as these balances are highly liquid or short-term in nature and as a result, their carrying amounts approximate fair value (in thousands).

	Level 1	Level 2	Level 3	Total
Assets (at fair value)
Cash equivalents	$40	21,558	—	21,598
Total assets measured at fair value	$40	21,558	—	21,598

Liabilities (at fair value)
Certificates payable	$—	21,580	—	21,580
Total liabilities measured at fair value	$—	21,580	—	21,580
As of December 31, 2024, the Company did not have any balances in cash equivalents or certificates payable.
Cash Equivalents
The cash equivalents consisting of money market funds held by the Company amounting to $40 thousand as of September 30, 2025 are determined to be Level 1 assets, as there are available quoted prices in active markets. The Company invests through UMB in repurchase agreements, included in cash equivalents of $21,558 thousand as of September 30, 2025, which involve a purchaser (in this case, the Company) of a specified security (in this case, U.S. Treasury Bills) and the simultaneous agreement by the seller to repurchase at an agreed-upon future date and specified price. These repurchase agreements are classified within Level 2 as they are based on quoted prices of similar assets. There were no similar cash equivalents as of December 31, 2024.

FIGURE CERTIFICATE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Certificates Payable
Certificates payable, which were $21,580 thousand as of September 30, 2025 are valued based on quoted prices for similar assets in active markets, which are available and observable, and therefore the financial liabilities are classified as Level 2. There were no similar certificates payable as of December 31, 2024.
Note 4. Certificates Payable
The following table summarizes the fair value of the activities of the certificates payable as of September 30, 2025 (in thousands):

Certificates Payable
Balance at December 31, 2024	$—
Issuance	33,180
Surrender	(11,801)
Re-invested interest	201
Balance at September 30, 2025	$21,580
Note 5. Stockholder’s Equity
Common Stock
Pursuant to the certificate of incorporation dated April 13, 2023, the Company had a total of 1,000 shares of common stock authorized for issuance with par value of $0.0001 per share. Accordingly, as of September 30, 2025 and the year ended December 31, 2024, the Company had 1,000 shares of common stock issued and outstanding, respectively. Such shares of common stock are currently held by FMHI, subscribed in consideration of direct payment of $250 thousand. As of September 30, 2025, FMHI is the sole stockholder of the Company.
Note 6. Related Party Transactions
Figure Markets Holding, Inc. ("FMHI")
The Company has been managed and operated in the normal course of business by FMHI. FMHI makes payments to vendors on behalf of the Company for general and administrative expenses, offering costs and organizational costs. These payments from the Parent are shown within additional paid-in capital on the condensed balance sheets.
For the nine months ended September 30, 2025, the Parent contributed a total of $205 thousand to the Company as direct contributions, $10 thousand as in-kind contributions of digital assets, and $2,556 thousand of costs related to invoices from vendors for operations, respectively. The $2,556 thousand of payments by the Parent for operating expenses have been recorded as a part of the indirect capital contributions from Parent in additional paid-in capital. As of September 30, 2025, the Parent and affiliate entities controlled by the Parent held $21,034 thousand of certificates payable, which includes the approximately $509 thousand of certificates purchased by certain members of the board of directors and executive management during the period from February 20, 2025 through September 30, 2025. Interest paid to related party certificate holders was $54 thousand during the nine months ended September 30, 2025.
For the nine months ended September 30, 2024, the Parent paid a total of $319 thousand, including $276 thousand of costs to vendors for operations and $43 thousand for offering costs. For the nine months ended September 30, 2024, the $319 thousand of payments by the Parent for the operating expenses have been recorded as a part of the contributions from Parent in additional paid-in capital.
In connection with FCC’s business of issuing and distributing Certificates and managing the assets that back the Certificates, the Company utilizes a number of service providers, who are the Company’s related parties, to provide asset management and administrative services, distribution, transfer agent services, and custody as noted below.
Democratized Prime
On June 3, 2025, Figure Lending LLC (“Figure Lending”) participated in an on-chain senior lending facility, which is collateralized by home equity lines of credit ("HELOCs") that were owned by Figure Lending and operates through the

FIGURE CERTIFICATE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Democratized Prime marketplace. As of September 30, 2025, there were $17,872 thousand of certificates payable that were lent in by third parties to the Democratized Prime platform.
Investment Advisor
Figure Investment Advisors, LLC (“the Advisor”) serves as an investment adviser to FCC pursuant to an advisory agreement. For its services, FCC paid the Advisor 0.25% on net invested assets under management, paid on a monthly basis prior to October 1, 2025. Effective October 1, 2025, FCC pays the Advisor 0.15% on net invested assets under management, paid on a monthly basis. For more information, see Note 12. Subsequent Events.
Bank loans and accounts receivable for incoming purchases of Certificates are deducted from total assets to arrive at net invested assets. In addition to the monthly management fee based on net invested assets, the Advisor will also receive a fee for managing and any servicing of bank loans, which has not yet occurred as of September 30, 2025. That fee is 0.20% of the book value of the bank loans, paid on an annual basis and accrued on a monthly basis.
Advisory fees owed to the Advisor were $12 thousand for the period from commencement of investment operations and initial public offering of the Figure Certificates on February 20, 2025 through September 30, 2025. The Company did not incur investment advisory fees in 2024. The Parent paid the Advisor for the advisory fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.
Administrator
Figure Equity Solutions, Inc. (“FES”) is the administrator pursuant to an agreement with FCC. FCC pays Figure Equity Solutions a monthly fee equal to the costs incurred by the administrator in providing such administrative services. Administrative fees paid to FES were less than $0 thousand for the nine months ended September 30, 2025 and are included in administration and transfer agent fees to affiliate on the condensed statements of operations. The Company did not incur administrative fees in 2024. The Parent paid FES for the administrative fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.
Transfer Agent
FES is also FCC’s transfer agent pursuant to a transfer agency agreement. Under the Transfer Agency Agreement, FES maintains Certificate owner accounts and records, in which FCC pays a monthly fee of $5 thousand for this service.
Transfer agent fees incurred and owed to FES are $40 thousand for the period from February 20, 2025 through September 30, 2025 and are included in administration and transfer agent fees to affiliate on the condensed statements of operations. The Company did not incur transfer agent fees in 2024. The Parent paid FES for the transfer agent fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.
AML / KYC Service Provider
Figure Payments Corporation is FCC’s AML/KYC service provider pursuant to an agreement with FCC. Under the AML/KYC Service Provider Agreement, Figure Pay conducts AML and KYC reviews on all Certificate investors as set forth in FCC’s AML/KYC Program. FCC pays Figure Pay a $2.00 fee per review for this service.
Fees incurred for AML/KYC services provided to Pay are $6 thousand for the period from January 1, 2025 through September 30, 2025 and are included in service fees to affiliate on the condensed statements of operations. The Company did not incur AML/KYC service fees in 2024. The Parent paid Pay for the AML/KYC fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.
Gas Fee Service Provider
Gas fees are transaction fees paid to certain network validators for processing and validating operations on the blockchain. Provenance Blockchain Foundation (“Provenance”) is FCC’s current gas fee service provider pursuant to a gas fee service agreement, as amended. As the gas fee service provider, Provenance pays, on behalf of FCC, gas fees for investor

FIGURE CERTIFICATE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)
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
Gas fees owed to Provenance are less than $0 thousand for the period from February 20, 2025 through September 30, 2025 and are included in administration and transfer agent fees to affiliate on the condensed statements of operations. The Company did not incur gas fees in 2024. The Parent paid Provenance for the gas fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.
Note 7. Segment Reporting
Operating segments are revenue-producing components of the Company for which separate financial information is produced internally for and analyzed by the Company’s chief operation decision maker ("CODM"). The Company's CODM is its Chief Executive Officer. The Company commenced operations in the three months ended March 31, 2025. For the three and nine months ended September 30, 2025, the Company’s investment expenses include (i) sales and marketing expenses (ii) general and administrative expenses including: custodial fees, director fees, professional service fees, offering cost expense, and organizational costs, (iii) general and administrative expenses related parties including: investment advisory and management fees to affiliate, administration and transfer service fees to affiliate, and service fees to affiliate, and (iv) interest expense. The Company’s CODM reviews the financial information presented on an entity-wide basis for purposes of allocating resources and evaluating financial performance and currently considers net income (loss) as the primary metric of measure for assessing the performance of the Company. Accordingly, for all periods presented, the Company operated in a single segment.
Note 8. Income Taxes
The provision (benefit) for income taxes is presented within the provision for income tax line item in the condensed statements of operations, and it consists of the following for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—
Total current tax expense (benefit)	—	—	—	—

Deferred:
Federal	—	—	—	—
State	—	—	—	—
Total deferred income tax expense (benefit)	$—	$—	$—	$—

FIGURE CERTIFICATE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)
A reconciliation of the income taxes expected at the statutory federal income tax rate and income tax expense (benefit) for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Tax at federal statutory rate	$(132)	$(36)	$(559)	$(80)
State tax, net of federal benefit	(56)	(15)	(182)	(34)
Net operating loss adjustment	—	—	(69)	—
Change in valuation allowance	188	51	810	114
Total	$—	$—	$—	$—
The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	September 30, 2025	December 31, 2024
Deferred tax assets
Net operating losses	$865	$182
Intangible assets	126	—
Total deferred tax assets	991	182
Deferred tax liabilities	—	—
Total deferred tax liabilities	—	—
Valuation allowance	(991)	(182)
Net deferred tax assets	$—	$—
The Company continues to establish a full valuation allowance against its net deferred tax assets. The change in valuation allowance during the three and nine months ended September 30, 2025 was an increase of $188 thousand and $810 thousand, respectively. As of September 30, 2025, the valuation allowance was $991 thousand. The change in valuation allowance during the three and nine months ended September 30, 2024 was an increase of $51 thousand and $114 thousand, respectively. As of December 31, 2024 the valuation allowance was $182 thousand. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change occurs, along with a corresponding increase or change to income.
For the nine months ended September 30, 2025, the Company has net operating loss carryforwards for U.S. federal and state tax purposes of approximately $2,900 thousand and $2,900 thousand, respectively. Federal tax losses will carryforward indefinitely but are limited to 80% of taxable income. For state purposes, such losses may be limited and begin to expire. All of our federal and state losses/credits may be subject to change in ownership limitations under the Internal Revenue Code Section 382/383, and similar state provisions. The Company recognizes a tax accrual from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition at the effective date to be recognized. As of September 30, 2025 and December 31, 2024, no uncertain tax positions have been accrued. All tax years are open and subject to examination for all federal and state jurisdictions.
Note 9. Earnings Per Share
Basic and diluted net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock during the three and nine months ended September 30, 2025 and 2024. As the Company has reported losses for the three and nine months ended September 30, 2025 and 2024, respectively, and since there are no shares outstanding

FIGURE CERTIFICATE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)
or authorized for the Company that could be potentially dilutive as of the three or nine months ended September 30, 2025 and 2024, respectively, there is no difference between basic and dilutive shares outstanding.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Numerator:
Net loss from operations	$(629)	$(170)
Denominator:
Weighted-average shares outstanding — basic and diluted	1,000	1,000
Net loss per share, basic and diluted	$(629)	$(170)

	Nine Months Ended September 30,
	2025	2024
Numerator:
Net loss from operations	$(2,679)	$(381)
Denominator:
Weighted-average shares outstanding — basic and diluted	1,000	1,000
Net loss per share, basic and diluted	$(2,679)	$(381)
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

FIGURE CERTIFICATE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Notwithstanding the foregoing, it is possible that the outcome of any such legal, arbitration or regulatory proceedings could have a material impact on FCC’s results of operations, financial condition or liquidity in any particular reporting period as the proceedings are resolved.
FCC is required to maintain a qualified reserve asset of $21,580 thousand of cash and cash equivalents and “qualified assets” meeting the standards of Section 28(b) of the 1940 Act as of September 30, 2025. The investments must be at least equal to FCC’s net liabilities on all outstanding face-amount certificates plus $250 thousand. FCC’s qualified assets as of September 30, 2025 consist of certain balances within cash and cash equivalents of $22,298 thousand.
Note 11. Financial Highlights
Financial highlights for the period from January 1, 2025 through September 30, 2025 are as follows:

Item	Amount
Net asset value per share, beginning of period	$521
Investment operations:
Investment income per share	235
Net gains/losses (realized and unrealized) per share	—
Total investment income per share	235
Total investment expenses per share	(2,914)
Net investment loss per share	(2,679)
Net loss per share	(2,679)
Capital contributions from Parent per share	2,771
Net asset value per share, end of period	$613
Total return % (annualized)	(968)%

Ratios / Supplemental Data:
Expense ratio % (annualized)	(1,053)%
Ratio of net investment income to average net assets (annualized)	(968)%
Financial highlights for the period from July 1, 2025 through September 30, 2025 are as follows:

Item	Amount
Net asset value per share, beginning of period	$304
Investment operations:
Investment income per share	196
Net gains/losses (realized and unrealized) per share	—
Total investment income per share	196
Total investment expenses per share	(825)
Net investment loss per share	(629)
Net loss per share	(629)
Capital contributions from Parent per share	938
Net asset value per share, end of period	$613
Total return % (annualized)	(583)%

Ratios / Supplemental Data:
Expense ratio % (annualized)	(765)%
Ratio of net investment income to average net assets (annualized)	(583)%

FIGURE CERTIFICATE COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (continued)
Note 12. Subsequent Events
On August 11, 2025, the Board of Directors voted to reduce the advisory fee from 0.25% of net invested assets under management (“AUM”) to 0.15% AUM, and to increase the interest rate from the Secured Overnight Financing Rate (“SOFR”) less 50 basis points to SOFR less 35 basis points, effective October 1, 2025. On October 1, 2025, the Company filed a supplement disclosing that it intends to limit its reserve investments to short-term treasury bills and repurchase agreements involving treasury bills, effective October 1, 2025.

ITEM 2. SUPPLEMENTARY SCHEDULES
Schedule I

Regulation S-X, Rule 12-21—Investment in securities of unaffiliated issuers ($ amounts in thousands) as of September 30, 2025
(a) Name of the issuer and title of the security	(b) Balance held at close of period	(c) Cost	(d) Value of each item at close of period
Goldman Sachs FS Govt Money Market Fund	$40	$40	$40
Repurchase Agreements	21,558	21,558	21,558
Flagstar Bank, N.A. - Cash	700	700	700

Schedule II

Regulation S-X, Rule 12-22—Investments in and advances to affiliates and income thereon ($ amounts in thousands) as of and for the nine month period ended September 30, 2025
(a) Name of issuer and title of issue or amount of indebtedness	(b) Balance held at close of period—Number of shares—principal amount of bonds, notes and other indebtedness	(c) Cost of each item	(d) Amount at which carried at close of period	(e) Amount of dividends or interest		(f) Amount of equity in net profit and loss for the period
				(1)—Credited to income	(2)—Other
N/A	N/A	N/A	N/A	N/A	N/A	N/A

Schedule III

Regulation S-X, Rule 12-23—Mortgage loans on real estate and interest earned on mortgages ($ amounts in thousands) as of and for the nine month period ended September 30, 2025
Part 1—Mortgage loans on real estate at close of period						Part 2—Interest earned on mortgages
(a) List by classification indicated below	(b) Prior liens	(c) Carrying amount of mortgages	(d) Amount of principal unpaid at close of period		(e) Amount of mortgage being foreclosed	(f) Interest due and accrued at end of period	(g) Interest income earned applicable to period
			(1)—Total	(2)—Subject to delinquent interest
N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Schedule IV

Regulation S-X, Rule 12-23—Real estate owned and rental income ($ amounts in thousands) as of and for the nine month period ended September 30, 2025
Part 1—Real estate owned at end of period						Part 2—Rental income
(a) List classification of property as indicated below	(b) Amount of incumbrances	(c) Initial cost to company	(d) Cost of improvements, etc.	(e) Amount at which carried at close of period	(f) Reserve for depreciation	(g) Rents due and accrued at end of period	(h) Total rental income applicable to period	(i) Expended for interest, taxes, repairs and expenses	(j) Net income applicable to period
N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Schedule V

Regulation S-X, Rule 12-27—Qualified Assets on Deposits ($ amounts in thousands) as of September 30, 2025
(a) Name of depositary	(b) Cash	(c) Investments in Securities	(d) First mortgages and other first liens on real estate	(e) Other	(f) Total
UMB Bank N.A.	$—	$21,598	$—	$—	$21,598
Flagstar Bank, N.A.	700	—	—	—	700
Total	$700	$21,598	$—	$—	$22,298

Schedule VI

Regulation S-X, Rule 12-26—reconciliation of certificate liability activity ($ amounts in thousands)
	(b) Balance at beginning of period (January 1, 2025)			(c) Additions			(d) Deductions			(e) Balance at close of period (September 30, 2025)
(a) Description	(1) Number of accounts with security bidders	(2) Amount of maturity value	(3) Amount of reserved	(1) Charged to profit and loss or income	(2) Reserve payments by certificate holders	(3) Charged to other accounts describe	(1) Maturities	(2) Cash surrenders prior to maturity	(3) Other— describe	(1) Number of accounts with security holders	(2) Amount of maturity value	(3) Amount of reserves
Figure Transferable Certificates	-	$-	$-	$-	$33,180	$201	$-	$(11,791)	$(10)	$1,058	$21,580	$21,580
Figure Installment Certificates	-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
(c)(3) - Re-invested interest for issuance of certificates
(d)(3) - In-kind payments of digital assets for surrender of certificates

Schedule VII

Regulation S-X, Rule 12-27—Valuation and Qualifying Accounts ($ amounts in thousands)
(a) Description	(b) Balance at beginning of period	(c) Additions		(d) Deductions— describe	(e) Balance at end of period
		(1)—Charged to costs and expenses	(2)—Charged to other accounts—describe
N/A	N/A	N/A	N/A	N/A	N/A

Schedule VIII

Regulation S-X, Rule 12-25 disclosure—Supplementary profit and loss information ($ amounts in thousands) For the nine months ended September 30, 2025
(a) Item	(b) Charged to investment expense	(c) Charged to other accounts		(d) Total
		(1)—Account	(2)—Amount
Interest income	$—	$235	$—	$235
Sales and marketing expenses	(4)	—	—	(4)
Custodial fees	(43)	—	—	(43)
Director fees	(57)	—	—	(57)
Legal fees	(981)	—	—	(981)
Offering cost expense	(686)	—	—	(686)
Organizational fees	(254)	—	—	(254)
Accounting and audit fees	(543)	—	—	(543)
Other professional fees	(87)	—	—	(87)
Investment advisory and management fees to affiliate	(12)	—	—	(12)
Administration and transfer agent fees to affiliate	(40)	—	—	(40)
Service fees to affiliate	(6)	—	—	(6)
Interest Expense	(201)	—	—	(201)
Total	$(2,914)	$235	$—	$(2,679)

Regulation S-X, Rule 12-25 disclosure—Supplementary profit and loss information ($ amounts in thousands) For the three months ended September 30, 2025
	(b) Charged to investment expense	(c) Charged to other accounts		(d) Total
(a) Item		(1)—Account	(2)—Amount
Interest income	$—	$196	$—	$196
Sales and marketing expenses	—	—	—	—
Custodial fees	(33)	—	—	(33)
Director fees	(19)	—	—	(19)
Legal fees	(265)	—	—	(265)
Offering cost expense	—	—	—	—
Organizational fees	—	—	—	—
Accounting and audit fees	(240)	—	—	(240)
Other professional fees	(71)	—	—	(71)
Investment advisory and management fees to affiliate	(10)	—	—	(10)
Administration and transfer agent fees to affiliate	(15)	—	—	(15)
Service fees to affiliate	(5)	—	—	(5)
Interest Expense	(167)	—	—	(167)
Total	$(825)	$196	$—	$(629)

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

The following table sets forth selected interim condensed statements of operations data for the three and nine months ended September 30, 2025 and 2024 are presented as follows (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Investment income
Interest income	$196	—	196	n.m.	$235	—	235	n.m.
Investment expenses
Sales and marketing expenses	—	—	—	n.m.	4	—	4	n.m.
General and administrative expenses				n.m.				n.m.
Custodial fees	33	—	33	n.m.	43	—	43	n.m.
Director fees	19	—	19	n.m.	57	—	57	n.m.
Professional service fees	576	—	576	n.m.	1,611	50	1,561	3122.0%
Offering cost expense	—	—	—	n.m.	686	—	686	n.m.
Organizational costs	—	170	(170)	n.m.	254	331	(77)	(23.3)%
General and administrative expenses due to related parties								n.m.
Investment advisory and management fees to affiliate	10	—	10	n.m.	12	—	12	n.m.
Administration and transfer agent fees to affiliate	15	—	15	n.m.	40	—	40	n.m.
Service fees to affiliate	5	—	5	n.m.	6	—	6	n.m.
Interest expense	167	—	167	n.m.	201	—	201	n.m.
Total investment expenses	825	170	655	385.3%	2,914	381	2,533	664.8%
Net investment loss	$(629)	(170)	(459)	270.0%	$(2,679)	(381)	(2,298)	603.1%
Income tax expense	—	—	—	n.m.	—	—	—	n.m.
Net loss	$(629)	(170)	(459)	270.0%	$(2,679)	(381)	(2,298)	603.1%
Comparison of the three and nine months ended September 30, 2025 and 2024.
Interest income
The Company generates operating income in the form of interest income on cash and cash equivalents held in money market funds, commercial paper, and interests in United States treasury bills through repurchase agreements with UMB Bank n.a., which are invested from using proceeds from the issuance of Certificates.
Interest income was $196 thousand and $235 thousand, during the period from commencement of public offering of the Certificates on February 20, 2025 through the three and nine months ended September 30, 2025, respectively due to investment activity with respect to our deployed capital from the issuance of Certificates. The Company did not earn interest income in the comparable period in 2024.
Sales and marketing expenses
Sales and marketing expenses were $4 thousand for the nine months ended September 30, 2025, related to public relations costs. The Company did not incur similar expenses for the nine months ended September 30, 2024. The Company did not incur any such expenses for the three months ended September 30, 2025 and in the comparable period in 2024.
General and administrative expenses
Custodial fees
Custodial fees were $33 thousand and $43 thousand for the three and nine months ended September 30, 2025 related to investment custodial services starting in February 2025, and the Company did not incur similar expenses in the comparable periods in 2024.
Director fees
Director fees were $19 thousand and $57 thousand for the three and nine months ended September 30, 2025 related to services performed by members of the board of directors, and the Company did not incur similar expenses in the comparable periods in 2024.

Professional service fees
Professional service fees increased by $576 thousand and $1,561 thousand, during the three and nine months ended September 30, 2025 compared to the same periods in 2024, respectively. The increase is primarily due to (i) a $265 thousand and $981 thousand increase in legal costs relating to commenced operations and general activities, (ii) a $240 thousand and $493 thousand increase in audit and accounting fees, and (iii) a $71 thousand and $87 thousand increase in other professional service fees for the three and nine months ended September 30, 2025, respectively.
Offering cost expense
Offering cost expense was $686 thousand during the nine months ended September 30, 2025. The Company did not incur any offering costs during the three months ended September 30, 2025. Prior to the successful initial offering of Certificates during the three months ended March 31, 2025, the Company capitalized all direct incremental legal, accounting, consulting and other fees related to the planned offering as deferred offering costs on the condensed balance sheets. As the Company commenced its continuous public offering of Certificates and investment operations in February 2025, the offering costs were expensed.
Organizational costs
Organizational costs decreased by $77 thousand, for the nine months ended September 30, 2025, compared to $331 thousand for the comparable period in 2024. These were start-up costs, including legal fees, incurred primarily in conjunction with the Company’s formation and organization since inception in April 2023. The start-up and organizational activities were completed in February 2025 and the Company did not incur similar expense for the three months ended September 30, 2025. The Company recognized organization costs of $170 thousand for the three months ended September 30, 2024.
General and administrative expenses—related parties
General and administrative expenses from services provided by related parties consist primarily of fees paid or accrued for various services, including administration and transfer agency services provided by FES, AML/KYC services provided by Pay, and investment advisory services provided by Advisor, who are the Company’s related parties.
For the three and nine months ended September 30, 2025, costs for administration and transfer agency services were $15 thousand and $40 thousand, respectively. Fees for AML/KYC services were $6 thousand for the nine months ended September 30, 2025, and $5 thousand for the three months ended September 30, 2025. These expenses were incurred from the commencement of the public offering of the Certificates on February 20, 2025, through September 30, 2025. This is because the Company commenced operations in February 2025 and actively engaged in transactions to issue and execute the surrender of Certificates during the nine months ended September 30, 2025. This activity resulted in certain operational expenses due to related parties. The Company did not incur similar administration and transfer agency services provided by FES, AML/KYC services provided by Figure Pay, and investment advisory services provided by Advisor in 2024.
Interest Expense
Interest expense was $167 thousand and $201 thousand for the three and nine months ended September 30, 2025, respectively, and accrues each day based on the amount of Figure Certificates outstanding. The Company did not incur interest expense in the comparable periods in 2024.
Liquidity and Capital Resources
Sources and Uses of Funds
Since inception in April 2023, we have historically obtained our funds primarily through capital contributions from the Parent. As FCC commenced its operations as a registered face-amount certificate company on February 20, 2025, we expect to also finance our operations with cash provided by operating activities in the future periods, primarily through proceeds from face-amount certificates issued. As of September 30, 2025, our principal sources of liquidity are cash and cash equivalents, which consist of checking and short-term highly liquid marketable securities, including money market funds, and United States treasury bills through repurchase agreements with UMB Bank n.a. Our principal uses of cash have been to fund our operations. As of September 30, 2025, we have $22,298 thousand in cash and cash equivalents. Early in the Company’s commencement of operations, we expect payments from the Parent, along with funding from issuance of Certificates, to remain the primary sources to provide adequate liquidity for our business.

Other Funding Sources
Issuance of Figure Certificates
During the nine months ended September 30, 2025, the Company issued a total of 3,338,066,701 Figure Certificates amounting to $33,381 thousand, including the re-invested interest of $201 thousand, and paid a total of $11,801 thousand for 1,180,149,100 surrendered Figure Certificates. Based on the interest earned by the certificate holders, 20,082,561 Figure Certificates were issued representing $201 thousand of interest were automatically re-invested in Figure Certificates. The net proceeds from the issuance of Figure Certificates have been invested in money market funds, commercial paper, and repurchase agreements with UMB Bank n.a. that are collateralized by U.S. treasury bills, which are included in cash equivalents. Refer to Note 4 in the notes to the condensed financial statements for further details.
Direct and indirect contributions from Parent
The Company has been managed and operated in the normal course of business by FMHI. In addition to direct contributions, FMHI also makes payments to vendors on behalf of the Company for general and administrative expenses, offering costs and organizational costs. For the nine months ended September 30, 2025, the Parent contributed $215 thousand to the Company, of which $205 thousand was contributed directly in cash and $10 thousand was an in-kind contribution of stablecoin digital assets, and, in addition, paid a total of $2,556 thousand of costs on behalf of FCC for vendor related costs. Refer to Note 6 in the notes to the interim condensed financial statements for further details.
We believe our principal sources of liquidity are sufficient to meet both our existing operating, working capital, and capital expenditure requirements and our currently planned growth for at least the next 12 months.
Cash Flow Analysis
The following table provides a summary of cash flow data during the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024

Net cash provided by operating activities	$204	—
Net cash provided by investing activities	$—	—
Net cash provided by financing activities	$21,594	—
Nine months ended September 30, 2025
Our cash and cash equivalents increased by $21,798 thousand from December 31, 2024 to $22,298 thousand at the end of September 30, 2025, primarily due to net cash provided by financing activities.
Net cash provided by operating activities was $204 thousand for the nine months ended September 30, 2025. Total cash provided during the period was driven by a net loss of $2,679 thousand adjusted for non-cash charges of approximately $515 thousand related to offering cost expense, $201 thousand of non-cash interest expense, and $2,556 thousand of payments made by the Parent for vendor costs incurred by FCC. Net loss was offset by the overall changes in our net operating assets and liabilities resulting in a net inflow of operating cash flows primarily driven by an increase in prepaid expenses of $314 thousand, a decrease in accrued expenses of $42 thousand, a decrease in accrued offering costs of $90 thousand, and an increase in accounts payable of $57 thousand.
Net cash provided by financing activities was $21,594 thousand for the nine months ended September 30, 2025 resulting from $205 thousand of direct capital contributions from the Parent and the issuance of $33,180 thousand in cash offset by the payment of $11,791 thousand for surrender of Certificates during the period from commencement of public offering of the Certificates on February 20, 2025 through September 30, 2025.
Nine months ended September 30, 2024
Our cash and cash equivalents had no change during the nine months ended September 30, 2024, as there was no net cash provided by or used in operating, investing or financing activities.

Net cash provided by operating activities was nil for the nine months ended September 30, 2024. Net loss of $381 thousand was fully offset by the overall decrease in our net operating assets and liabilities, primarily related to a net increase in operating liabilities, resulting in an inflow of operating cash flows of $381 thousand. The net increase in liabilities was primarily driven by an increase in accounts payable of $89 thousand, an increase in accrued expenses of $16 thousand, and payments made by the Parent for operating costs of $276 thousand.
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
For a complete discussion of our significant accounting policies and critical accounting estimates, refer to our Registration Statement, including the definitive Prospectus included therein, as publicly filed with the SEC, which contains our audited financial information for the year ended December 31, 2024. In particular, see Note 2 to the Financial Statements therein. There have been no material changes in our significant accounting policies or critical accounting estimates during the nine months ended September 30, 2025.
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
The primary market risk which FCC is subjected to is interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Because we intend to fund a portion of our investments in money market funds and through overnight repurchase agreements with UMB Bank n.a. that are collateralized with United States treasury bills with funding from the issuance of our Certificates, our net interest income is affected by the difference between the rate at which we invest and the rate at which we issue the Certificates. This exposure is not currently hedged although FCC monitors its investment strategy and makes modifications based on changing liabilities and the expected interest rate environment. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income.
Further, the interest rates we offered on the Certificates that we issue are determined based upon the overnight SOFR, less 35 basis points for Figure Transferable Certificates. Increases in the market benchmark would result in increases in the interest rates payable on new certificates issued. Increased interest rates may adversely impact the Company, as higher interest rates lead to higher payment obligations, which may reduce the Company’s cash flow and ability of the Company to remain current on their obligations, all of which could have a material adverse effect on our business.
Since March 2022, the Federal Reserve raised interest rates to the 5.25% to 5.50% range. Beginning in September 2024, the Federal Reserve has been decreasing interest rates, bringing the current interest rate range down to 4.00% to 4.25% as of September 2025, Based on the Federal Open Market Committee (FOMC) meeting on October 29, 2025, the new federal funds interest rate target range for November 2025 is 3.75% to 4.00%. The Federal Reserve has indicated that any cuts to benchmark rates in the future will depend on better inflation reports. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net interest income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve’s tightening cycle could force the United States into a recession. A prolonged reduction in interest rates will reduce our investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by a combination of the following: corresponding increases in the spread over such base rate that we earn on any portfolio investments, decreases in our operating expenses, or decreases in the interest rate associated with our borrowings.
As of September 30, 2025, our investment strategy centered on the market-competitive rates on overnight repurchase agreements, which determined the yield on our income-producing investments as well as the rate for our outstanding certificates payable. Specifically, our income-producing investments are overnight repurchase agreements collateralized by United States treasuries. All other remaining cash balances are temporarily invested overnight in Money Market Funds.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please refer to Note 10 of the accompanying notes to our interim condensed financial statements.
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
ITEM 1A. RISK FACTORS
The risks described under the heading “Risk Factors” in our currently effective Prospectus in our Registration Statement dated February 18, 2025, as amended from time to time, could materially and adversely affect our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our common stock. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.
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

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Registration Statement as the prospectus has been supplemented from time to time.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading
None.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1*	Certification of Michael S. Cagney pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended					X
31.2*	Certification of Daniel Grueter pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Michael S. Cagney pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Daniel Grueter pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
99.1	Figure Technology Solutions, Inc. financial support commitment letter, dated September 30, 2025.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
* Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

FIGURE CERTIFICATE COMPANY

Date: November 13, 2025	By:	/s/ Michael S. Cagney
Michael S. Cagney
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Daniel Grueter
Daniel Grueter
Treasurer
(Principal Financial and Accounting Officer)