Form 10-K
period 2025-12-31
Figure Certificate Co
filed 2026-03-20
CIK 1974395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 30 OF THE INVESTMENT COMPANY ACT OF 1940 AND SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____
Commission File Number: 333-275154
_____________________________________
FIGURE CERTIFICATE COMPANY
_____________________________________
(Exact name of registrant as specified in its charter)

Delaware	92-3576834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 California Street, Suite 200
San Francisco, California	94108
(Address of principal executive offices)	(Zip Code)
(628) 236-5820
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.0001 per share	None	None
Securities registered pursuant to section 12(g) of the Act:
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
As of March 19, 2026, the number of shares of the registrant’s common stock outstanding was 1,000.
All outstanding shares of the registrant are directly owned by Figure Technologies, LLC, a subsidiary of Figure Markets Holding, Inc., a subsidiary of Figure Technology Solutions, Inc.
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”), as well as information included in oral statements or other written statements made or to be made by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management regarding future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
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
Forward-looking statements, including statements such as “we believe” and similar statements, are based on our management’s current beliefs, opinions and assumptions and on information currently available as of the date of this Report. Such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” in our Registration Statement on Form S-1/A declared effective on February 18, 2025, as amended to date and from time to time, including the definitive Prospectus filed pursuant to Rule 497(c) dated as of February 20 2025, and elsewhere in this Form 10-K, as well as those set forth in our most recently filed audited Financial Statements for the fiscal year ended December 31, 2024 included in the Registration Statement on Form S-1/A filed on February 18, 2025. Other sections of this Form 10-K may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive, heavily regulated and rapidly changing environment. New risks emerge from time to time, and it is not possible for our management to predict all risks that we may face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause our actual results to differ from those contained in, or implied by, any forward-looking statements.
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
You should read this Form 10-K and the documents that we have filed as exhibits to this Report with the understanding that our actual future results, levels of activity, performance, outcomes, achievements and timing of results or outcomes may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
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

PART I
ITEM 1. BUSINESS
Figure Certificate Company (“FCC” or the “Company”) is registered with the Securities and Exchange Commission ("SEC") under the Investment Company Act of 1940, as amended (“Investment Company Act”), as a face-amount certificate company. Figure Transferable Certificates issued by FCC entitle the certificate owner to receive at maturity a stated amount of money and an interest rate equal to the overnight SOFR rate less 35 basis points, with a minimum of 0.00%. The certificates issued by FCC are not insured by any government agency or other entity. FCC was incorporated on April 13, 2023 as a Delaware corporation and has been, since its inception, wholly owned by Figure Technologies, LLC (f/k/a Figure Technologies, Inc.) (“FT”). A reorganization agreement (the “Agreement”) was entered into on March 18, 2024 with various affiliates, including FT. Subsequent to the reorganization agreement, FT was a wholly owned subsidiary of Figure Markets Holding, Inc. (“FMH”).
On August 29, 2025 ("Recombination Date"), FT Intermediate, Inc. ("FTI") and FMH recombined the businesses through a series of transactions (the "Recombination") and FMH became a wholly-owned subsidiary of FTI. Upon the consummation of the Recombination, FTI changed its name to Figure Technology Solutions, Inc. ("FTS"). The Recombination was a reorganization of entities under common control as FTI and FMH were owned, either directly or indirectly, by its controlling shareholder, Michael Cagney ("Controlling Party") before and after the Recombination. Subsequent to the Recombination, FCC remains a wholly-owned subsidiary of FT, which is a wholly owned subsidiary of FMH, which is a wholly-owned subsidiary of FTS. FTS remains majority owned by the Controlling Party, and is the ultimate parent company of FCC.
Throughout this Form 10-K, the term "Parent" is used interchangeably to refer to FT, FMH, or FTS.
On February 20, 2025, FCC launched its first interest-bearing debt securities called YLDS, which are native to a public blockchain. The so-called stablecoin, YLDS, offers holders the ability to earn interest, transfer securities peer-to-peer, and transact anytime.
FCC currently issues Figure Transferable Certificates and intends to issue Figure Installment Certificates (individually or together, as the context requires, the "Figure Certificates", "Certificate", or "Certificates"). Figure Certificates are interest-bearing debt securities. When you buy a Certificate, you are buying an obligation of FCC which is unsecured and solely backed by its assets, to pay you the amount of your principal investment plus accrued interest (minus any applicable expenses or fees) when you transfer (if applicable) or surrender your Certificate or when your Certificate matures.
The Certificates carry no voting rights and are not entitled to participate in any dividends that may be declared by the Board of Directors of FCC. The Certificates are not secured by any particular asset of FCC; however, as required by the Investment Company Act, FCC maintains capital and reserves with its custodian to support its obligations under the Certificates.
Overview of Figure Certificates
As of the date of this report, FCC has issued Figure Transferable Certificates and expects to issue Figure Installment Certificates, features of which are described below:
1.Figure Transferable Certificates
•Issued as digital asset securities that can be transferred through peer-to-peer transactions and through transactions on a registered alternative trading system (“ATS”).
•Issued, surrendered, and/or transferred using blockchain technology.
•Issued daily at a price of $0.01/certificate.
•Interest rate applicable to all Certificates is the overnight Secured Overnight Financing Rate (“SOFR”) less 35 basis points, with a minimum rate of 0.00%.
•Simple interest accrues daily and is credited daily to the Certificate holder of record (determined on each day’s record time) starting no later than 2 business days after the purchase of the Certificate.
•Accrued interest is paid monthly in U.S. dollars that is automatically reinvested in additional Certificates, unless an investor opts out of the automatic reinvestment.

•Interest payments are rounded down to the nearest penny.
•May be surrendered at any time at face amount ($0.01/certificate), plus accrued interest (minus any applicable expenses or fees).
•No surrender charges.
•Twenty year maturity
2.Figure Installment Certificates
•Will be issued as digital asset securities.
•To be issued and/or surrendered using blockchain technology.
•Will be issued periodically at a minimum price of $1,000/certificate and a maximum price of $1 million/certificate.
•Additional installments equal to 25% of the initial payment.
•Interest rate applicable to all certificates will be the overnight SOFR rate with a minimum rate of 0.00%.
•Simple interest will accrue daily and will be credited daily to the Certificate holder starting no later than 2 business days after the purchase of the Certificate.
•Accrued interest will be paid monthly in U.S. dollars that is automatically reinvested in additional Certificates, unless an investor opts out of the automatic reinvestment.
•Interest payments to be rounded down to the nearest penny.
•May be surrendered at any time at the face amount (the aggregate of the initial price and all installment payments/certificate, plus any interest added to principal/certificate, minus any withdrawals), plus accrued interest (minus any applicable expenses or fees).
•No surrender charges.
•Twenty year maturity
SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is determined on a daily basis and may fluctuate. The daily SOFR, as well as the one-month, three-month and six-month averages, can be found on the FCC website at https://www.figuremarkets.com/ylds.
Overview of Digital Asset Securities and the Use of FCC's Blockchain-Integrated System
The Certificates offered by FCC are issued as digital asset securities using open source, public, blockchain-based distributed ledgers that are secured using cryptography (each referred to as a “blockchain”). Each blockchain records issuances and transactions between two parties in a verifiable and permanent way, referred to as “immutability.” FCC’s transfer agent maintains the official record of Certificate ownership via a proprietary blockchain-integrated system that utilizes features of traditional book-entry form and one or more public blockchain networks. Because the transfer agent maintains the official record of Certificate ownership through a combination of on-chain and off-chain information, the Certificates are characterized herein as “digital asset securities.” For more information, see “Digital Asset Risks.”
FCC’s blockchain-integrated recordkeeping system is a permissioned system managed by FCC’s transfer agent, Figure Equity Solutions, Inc. ("FES") on a public blockchain network alongside various administrative control functions. FES is a fully-owned subsidiary of FTS, is registered with the SEC as a transfer agent, and serves as the record keeper and the manager of the master security holder record for YLDS and any digital securities traded on Figure Securities, Inc.'s ATS. FES maintains transaction information, such as wallet address, asset balance, ownership percentage, number of shares or units, and date of purchase, on the blockchain and personal information, such as the investor’s name, address and other contact information, tax identification number, and other identifying or non-public information, off-chain within FES’s proprietary systems. For example, if FCC or its transfer agent become aware of an error or unauthorized transfer, the transfer agent retains the ability to correct the Certificate ownership records on the blockchain network. A person or entity associated with a blockchain wallet to which Certificates may be erroneously transferred or transferred through an unauthorized transaction would have no legal claim to the Certificates and would not accrue or receive any interest payments.
FCC currently uses the Provenance Blockchain as the primary public blockchain and purchasers of Certificates may initially hold their wallets on the Provenance Blockchain. However, FCC may also use the Solana, Stellar, Avalanche, Sui and other approved blockchains. The transfer agent’s blockchain network suitability framework includes certain key standards such as redundancy qualities, continuous uptime, block time, and transaction fees. Potential and existing Certificate holders must contact FCC’s transfer agent to determine the ability to hold Certificates on a blockchain other than an approved blockchain and the availability of the other blockchain. Approval to hold a Certificate on a blockchain other than an approved blockchain is subject to the sole discretion of FCC and its transfer agent.
Public blockchain networks require the payment of certain transaction fees to validate a transaction on the applicable network. These fees, which will vary from network to network, are typically paid in the native digital asset for the operation of the blockchain network. Such transaction fees are intended to protect the blockchain networks from frivolous or malicious computational tasks. For transactions between approved wallets, transaction fees will be the responsibility of FCC or its affiliates, and Certificate holders will not be required to purchase any native digital asset to transact on the applicable network.
ITEM 1A. RISK FACTORS
An investment in Figure Certificates is subject to risks. You could lose money by investing in the Figure Certificates. By itself, an investment in Figure Certificates does not constitute a complete investment program. Before investing in Figure Certificates, you should consider carefully the following risks.
Face-Amount Certificate Company Structure Risks
Certificates Are Unsecured and Backed Only By FCC Assets.
The Certificates are unsecured and backed solely by the assets of FCC. Although FCC is required under the Investment Company Act to maintain a minimum level of capital and reserves and although the assets that FCC may hold as capital and reserves are only those in which a District of Columbia life insurance company is authorized to invest, in the event that there are losses on FCC’s assets, including assets that comprise FCC’s capital and reserves, FCC may not have sufficient resources to meet its obligations, including making interest and/or principal payments on your Certificates.
Competition.
We are aware of only one other face-amount certificate company in existence today. That company dominates the face-amount certificate industry. In addition, there exist a number of financial products, such as CDs and insurance products, that offer investors a fixed rate of return. Additionally, there is a registered closed-end fund operating as an interval fund that issues digital representations of its securities on the Ethereum blockchain that intends to offer a relatively stable net asset value due to the fund’s investment in U.S. Treasury securities. In addition, multiple money market mutual funds, including at least one that issues digital asset securities on a blockchain, offer shares that are designed to maintain a stable value. Our principal means of competing is by offering debt securities (the Certificates), rather than equity securities, offering interest that accrues daily on the Certificates, and combining the use of debt with the use of blockchain technology for peer-to-peer and ATS transfers of the Figure Transferable Certificates on approved blockchains.
Certificates are not in bearer form.
The Certificates are not in bearer form and can only be transferred if transferred on the books and record of FCC’s transfer agent, as opposed to so-called bearer stablecoins. This allows FCC and the transfer agent to control the issuance and transfer of Certificates, including through anti-money-laundering ("AML"), know-your-customer ("KYC") requirements. Because FCC and/or the transfer agent maintain administrative control over the on-chain record regardless of whether transactions involve FCC, the non-bearer Certificates are less likely to be used for illicit purposes and are less likely to be lost to any erroneous transfers. Unlike digital assets in bearer form, such as many existing so-called stablecoins, the Certificates do not allow investors to remain anonymous and requires the Certificate holders that transact directly with FCC or that transact in peer-to-peer transactions to have an approved FCC account.
Digital Asset Risks
Untested Use of Blockchain Technology.

Pseudonymized public data related to ownership of Certificates and transaction history involving the Certificates is viewable on approved blockchains. Ownership of a wallet and the transfer of Certificates held in a wallet is validated through the use of cryptography, in other words, by computers using algorithms to solve complex mathematical equations that prove a Certificate holder controls a wallet containing Certificates and wants a transaction to be sent. Authentication ensures that only the owner of the Certificates can transfer the Certificates in an account. Use of this blockchain technology in the face-amount certificate company market is untested and there may be a limited number of Certificate investors which may affect the viability of FCC and have an adverse effect on Certificate holders.
Management Risk.
FCC issues the Certificates as digital asset securities, using blockchain technology. Members of the management of FCC have experience in digital assets and blockchain since as early as 2018. Several members of management of the Company and Advisor have experience working at companies in the digital asset and blockchain sectors and have previously made investments in other digital assets. However, FCC is one of the first registered investment companies and the first face-amount certificate company to offer digital asset securities. Accordingly, FCC’s management and its affiliates, including the transfer agent, have limited experience using blockchain technology to operate and maintain records in the securities issued by a registered face-amount certificate company that issues digital securities.
Regulatory Risk.
A copy of FCC’s transaction records showing pseudonymized record ownership of Certificates is maintained using approved blockchains. The entities that support the ability of Figure Transferable Certificate holders to engage in peer-to-peer and ATS transfers, including the transfer agent, the Provenance Blockchain Foundation, and the approved blockchains, are not licensed under the virtual currency or money transmission regulations of any state in the United States or registered with the Financial Crimes Enforcement Network (“FinCEN”). If any regulatory authority were to assert that additional licensing or registration was required for any such party, it could affect their or FCC’s operations or viability, and could adversely affect the ability of Figure Transferable Certificate holders to engage in peer-to-peer and ATS transfers of the Figure Transferable Certificates. This in turn could have a material adverse effect on the liquidity of Figure Transferable Certificates and their holders’ ability to transfer Figure Transferable Certificates.
Certificate Liquidity Risk.
Figure Certificates are issued as digital asset securities, meaning that they are uncertificated securities that are issued using blockchain technology and, for Figure Transferable Certificates, are transferable in peer-to-peer and ATS transactions using blockchain technology. None of the Certificates are listed for trading on any national securities exchange, but the Figure Transferable Certificates are available for peer-to-peer and ATS transactions. Although the Figure Transferable Certificates may be transferred using blockchain technology, the availability of counterparties to such transactions is limited to other Certificate holders or other eligible purchasers who have submitted to FCC’s AML/KYC procedures and have established an approved FCC account with FCC. Peer-to-peer and ATS transactions occurring on-chain are at the face amount of a Figure Transferable Certificate; however, any such transactions that occur off-chain are not required to occur at the face amount of a Figure Transferable Certificate. Any such transactions may occur at the price agreed upon by the parties to the transaction, which may be the face amount, more than the face amount, or less than face amount. There may be relatively few investors to whom Figure Transferable Certificates can be transferred in a peer-to-peer or ATS transaction, and thus there may be limited to no liquidity in Figure Transferable Certificates. Further, parties seeking a peer-to-peer transaction must become aware of counterparties on their own, because FCC will not be involved in helping parties find counterparties. As a result, although Figure Transferable Certificates may be surrendered to FCC, Certificate holders may not be able to sell their Certificates to other parties on a timely basis or at all. Although Figure Transferable Certificates may become available on an ATS, there is presently no public market for the Certificates and no current intent to develop a non-ATS public market. Such a market may never be available to investors and, if FCC were to decide to pursue one, its availability would be subject to then-existing regulations and regulatory interpretations. Accordingly, this may further limit the number of eligible investors available to participate in secondary transactions, and Figure Transferable Certificates may therefore be less liquid when it comes to secondary transactions than many other securities. There are risks associated with investments in securities that are less liquid, including the inability to sell your Certificates in the amount desired, or on a timely basis, or at all in secondary transactions.
Emerging Technology Risk.
The Figure Installment Certificates will be issued using blockchain technology, and Figure Transferable Certificates are issued and transferable using blockchain technology. The use of such technology is subject to all the usual risks associated with the fact that the technology is relatively new in the securities markets as well as risks specifically related to the use of blockchain technology, including:
•a rapidly-evolving regulatory landscape, which might include security, privacy, or other regulatory concerns that could require changes to digital systems that disrupt transactions in Certificates (challenges may also arise from the laws and regulations of foreign jurisdictions being in conflict with those of the United States);
•the possibility of undiscovered technical flaws in an underlying technology, including in the process by which transactions are recorded to approved blockchains or by which the validity of a copy of such blockchain can be authenticated, which could also lead to transaction processing delays as a result of operational issues, including if validator performance is impaired or there is congestion;
•the possibility that security measures that authenticate prior transactions could be compromised, or “hacked,” which could allow an attacker to alter the blockchain and thereby disrupt the ability to corroborate definitive transactions recorded on the blockchain;
•the possibility that new technologies or services inhibit access to approved blockchains;
• the possibility that changes to policies of approved blockchains limit the ability to engage in Figure Certificate transactions;
•the possibility of breakdowns and transaction halts as a result of undiscovered technology flaws that could prevent transactions for a period of time;
•the possibility that a digital “wallet” application or interface is hacked by a third party, resulting in a loss of the holder’s Certificates;
•the possibility of a “fork” (i.e., “split”) in the network, as the approved blockchains are public, open- source distributed networks, and any user can modify their software and propose adoption of the modified version of the software to a network resulting in one version running the pre-modified software and the other running the modified software. The effect of a fork is the existence of two (or more) versions of a blockchain network running in parallel, but with each version’s native asset lacking interchangeability. In the event of a blockchain fork, users could experience temporary unavailability of the service delaying the ability to initiate transactions in the Certificates. In addition, the original blockchain and the forked blockchain could potentially compete for users and other participants, leading to a loss of users and participants for the original blockchain; and
•the possibility that an investor’s private key is lost or stolen, and FCC is unable to verify the loss or theft could result in irreversible client losses.
Operational and Technology Risk.
The blockchain record, which can be used to validate transactions in Certificates, is viewable by the public on approved blockchains, which are public, open-source distributed ledgers. The complete history of transactions occurring on approved blockchains from the initial issuance of Certificates will be viewable on the approved blockchains. As a result, robust and transparent transaction data, but not Certificate holder identity, is publicly available via the published blockchains. The public-key-derived wallet address (and not a Certificate holder’s personal identifying information) is exposed to the public on the blockchains. The personal identity information necessary to associate a public key representing specific Certificates with the owner of those Certificates is maintained by FCC or the transfer agent and will not be available to the public. If there are security breaches with respect to FCC’s or the transfer agent’s data resulting in theft of the information necessary to link personal identity with the public keys, the stolen information could be used to determine the affected Certificate holder’s complete transaction history in Certificates. Moreover, concerns over these privacy issues may limit adoption of blockchain technology by a range of potential investors.
Certificates are represented by records written on the blockchains and secured by cryptography. A private key is necessary to affect transactions in Certificates and, as such, is meant to be kept private by or on behalf of a Certificate holder. The general public, however, is not yet accustomed to using secure cryptographic methods and managing private keys.
If, for any reason, the blockchain technology used to authenticate transactions in Certificates were to become unavailable and suitable alternative technology were not available to be implemented, investors in Certificates would not have a means of proving the validity of the publicly-available record of the blockchains. As a result, the accuracy of publicly-available transaction information could be called into question and investors could elect to no longer transact in Certificates. As there will not be an option to purchase Certificates in a non-digital format, in the event that investors are no longer able to transact in Certificates, the Certificates would become illiquid and could remain illiquid for an indeterminable amount of time.
FCC, its service providers, and other market participants increasingly depend on complex information technology and communications systems to conduct business functions. These systems are subject to a number of different threats or risks that could adversely affect FCC and its Certificate holders, despite the efforts of FCC and its service providers to adopt technologies, processes, and practices intended to mitigate these risks. For example, a cyberattack may occur where unauthorized third parties attempt to improperly access, modify, disrupt the operations of, or prevent access to these systems of FCC, FCC’s service providers, or other market participants or data within them. Power or communications outages, acts of god, information technology equipment malfunctions, operational errors, and inaccuracies within software or data processing systems may also disrupt business operations or impact critical data. Market events also may trigger a volume of transactions that overloads current information technology and communication systems and processes, impacting the ability to conduct FCC operations.
Cyberattacks, disruptions, or failures that affect FCC’s service providers may result in FCC and/or the transfer agent losing the ability to control the compliance and transfer restrictions related to the Certificates, which could increase the possibility of loss or theft of investors’ Certificates and adversely affect FCC and its Certificate holders, including by causing losses for FCC or impairing FCC or transfer agent operations. For example, FCC’s or its service providers’ assets or sensitive or confidential information may be misappropriated, data may be corrupted, and operations may be disrupted (e.g., cyberattacks or operational failures may cause the release of private Certificate holder information or confidential FCC information, interfere with the processing of Certificate holder transactions, and impede transactions). In addition, cyberattacks, disruptions, or failures may cause reputational damage and subject FCC or its service providers to regulatory fines, litigation costs, penalties or financial losses, reimbursement or other compensation costs, and/or additional compliance costs. A bad actor could also seek to take control of a blockchain by acquiring and staking a majority of the native digital asset.
While FCC and its service providers may establish business continuity and other plans and processes to address the possibility of cyberattacks, disruptions, or failures, there are inherent limitations in such plans and systems, including that they do not apply to third parties, such as other market participants, as well as the possibility that certain risks have not been identified or that unknown threats may emerge in the future.
Similar types of operational and technology risks are also present for issuers of FCC’s investments, which could have material adverse consequences for such issuers, and may cause FCC’s investments to lose value. In addition, cyberattacks involving an FCC counterparty could affect such counterparty’s ability to meet its obligations to FCC, which may result in losses to FCC and its Certificate holders. Furthermore, as a result of cyberattacks, disruptions, or failures, an exchange or market may close or issue trading halts on specific securities or the entire market, which may result in FCC being, among other things, unable to buy or sell certain securities or financial instruments or unable to accurately price its investments. With the exception of its affiliates, FCC cannot directly control any cybersecurity plans and systems put in place by its service providers, FCC counterparties, issuers in which FCC invests, or securities markets and exchanges.
The Fees and Risks Related to Use of the Approved Blockchains.
As noted above, generally a user who initiates a transaction on a blockchain network must pay “gas fees” (i.e., transaction fees) in the form of each approved blockchain network’s native digital asset (for example, HASH in the case of the Provenance Blockchain network) in order to validate a transaction. The amount of a native digital asset required to pay the gas fee will usually vary from transaction to transaction dependent upon, among other things, the complexity or size of a particular transaction, congestion on the relevant blockchain network, and the amount of a native digital asset a user has indicated they are willing to pay to complete a particular transaction. Congestion on an approved blockchain network may be due to increased transactions involving blockchain technology that are unrelated to Certificates, and FCC cannot control such congestion. The time for a transaction to complete depends on how congested the relevant blockchain network is. As an example, on an average day, it can take between less than 1 second to 7 seconds to process a transaction with standard fees on the Provenance Blockchain.
There is typically no limit on the gas price a transaction may need to complete in a timely manner. Rather, a user is able to set a maximum gas price ceiling they are willing to pay to complete a transaction. In general, when a user desires to engage in a transaction, the user that originates the transaction is required to pay the gas fee. However, investors that purchase, surrender, and/or engage in peer-to-peer or ATS transactions involving Certificates do not pay gas fees for transactions between approved wallets. All such charges are paid by FCC using the gas fee services of the Provenance Blockchain Foundation. Pursuant to the gas fee services agreement, FCC, which does not hold any digital assets, including native digital assets, makes payments in U.S. dollars to Provenance Blockchain Foundation for gas fees incurred for investor transactions upon receipt of invoices from Provenance Blockchain Foundation. FCC will not pay Provenance Blockchain Foundation from assets held as reserves. FCC’s payment in U.S. dollars to the Provenance Blockchain Foundation will be calculated based on the market value of native digital assets, the value of which fluctuates, at the time gas fees are incurred in connection with Certificate transactions. Provenance Blockchain Foundation will use native digital assets to pay for Certificate transaction gas fees on approved blockchains and will be subsequently reimbursed by FCC for such fees.
The pseudonymized record of ownership of each digital wallet is available to the general public and it may be possible for members of the public to determine the identity of the record holders of wallets. The record of ownership and transfers as shown on approved blockchains is part of the master securityholder file maintained by the transfer agent. The publicly available information includes the digital wallet address of each holder of record transacting in Certificates and the entire history of each digital wallet, but it does not include any personal identifiable information. It may be possible for members of the public to determine the identity of the record holders of certain wallets based on the publicly available information in the blockchain copy, as well as other publicly available information, including, but not limited to, any ownership reports required to be filed with the SEC regarding the Certificates.
Risks Related to the Use of the Provenance Blockchain.
Although personnel at FCC’s Parent were involved in the initial development of the Provenance Blockchain network, none of FCC’s affiliates nor FCC control the Provenance Blockchain network, and there is no guarantee that the Provenance Blockchain network will continue to operate under its current terms in the future. If the Provenance Blockchain network moves to a different mechanism for validating transactions in the future, it could negatively impact the amount or character of the fees due on transactions in Certificates on the Provenance Blockchain. Decisions regarding the operation of the Provenance Blockchain, including software changes/upgrades, are intended to be made by network participants, such that all participants that have “staked” HASH can participate in these decisions by voting. The Provenance Blockchain Foundation, a non-stock corporation, was established to operate on an independent basis. The Provenance Blockchain Foundation participates in the development and maintenance of the Provenance Blockchain and coordinates communication with the community of HASH holders about any new governance proposals.
Neither FCC, nor any of its affiliates run or expect to run a validator on the Provenance Blockchain. Neither FCC, nor any of its affiliates hold any HASH, and do not participate or expect to participate in the governance of the Provenance Blockchain by staking HASH and/or voting on governance proposals. Provenance Blockchain Foundation runs validators on the Provenance Blockchain and participates in governance by submitting and voting on governance proposals. Neither FCC nor any of its affiliates, received, or expect to receive, compensation or financial assistance for issuing the face-amount certificates on the Provenance Blockchain, including through Provenance Blockchain Foundation’s HASH grant program. Neither FCC nor the transfer agent play a role in sourcing counterparties for peer-to-peer or ATS transfers between approved accounts on the Provenance Blockchain.
Risk of Using Native Digital Assets.
The classification of certain native digital assets (such as HASH) as securities under U.S. federal securities laws (including a determination that certain native digital assets are offered and sold as part of or subject to an investment contract) would have wide-ranging implications for the regulatory obligations that flow from the offer, sale, and trading of native digital assets. For example, a digital asset that is a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration, and persons that effect transactions in and/or provide a trading venue for digital assets that are securities in the United States may be subject to registration with the SEC as a “broker,” “dealer,” or “exchange.” Given these requirements, if a native digital asset was deemed a security, all transactions in that native digital asset would have to be registered with the SEC, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability and transactability. Moreover, the blockchain and other networks on which such native digital asset is utilized may be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the use of that native digital asset impracticable for its existing purposes. Further, a determination that a native digital asset is a security could draw negative publicity and a decline in its use. Such a determination also may make it difficult for such native digital asset to be traded and custodied as is currently the case. Further, such a determination may make it difficult to acquire the native digital asset for the purpose of paying gas fees associated with transactions on the relevant blockchain, including transactions in Certificates. Among other things, this could make it difficult if not impossible to transact in Certificates on certain blockchains.
Additionally, if a majority of a staked digital asset, such as HASH, that uses a blockchain that has a proof-of-stake consensus mechanism, such as the Provenance Blockchain, is controlled by a bad actor, whether singularly or as a group

(often referred to as a “51% attack”), the bad actor may be able to alter the blockchain on which transactions rely. This could occur if the bad actor were to construct fraudulent blocks or prevent certain transactions from being completed in a timely manner, or at all. It could be possible for the malicious actor to control, exclude or modify the ordering of transactions.
FCC is also subject to the risk that economic, political, regulatory or other conditions may have a negative effect on value of certain native digital assets.
Risk of FCC’s Native Digital Asset Arrangement with the Provenance Blockchain Foundation.
Due to FCC’s arrangement to reimburse the Provenance Blockchain Foundation for all gas fees related to transactions in Figure Certificates, and because there are no limits on the amount or kind of transactions subject to this arrangement, FCC has to carefully manage its obligations to reimburse gas fees paid by the Provenance Blockchain Foundation with its obligations to make payments to Certificate holders when due. To ensure that FCC has, at all times, sufficient assets to meet both of these obligations, FCC has entered into an agreement with its indirect Parent, whereby FMH will provide FCC with U.S. dollars to reimburse the Provenance Blockchain Foundation for gas fees upon FCC’s request.
Risk of Using Figure Transferable Certificates as a Settlement Mechanism.
Figure Transferable Certificates can presently be used as a settlement mechanism in the following applications, among others: loan and other non-security asset transfers (including transfers of non-security digital assets on digital asset trading platforms), securitization and other waterfall distributions; and limit order books on registered and certain unregistered trading platforms. Specifically, Certificate holders may use the Figure Transferable Certificates to settle securities transactions on registered ATSs, including Figure Securities, Inc.’s ATS, and on non-ATS trading platforms, including FMH’s digital asset trading platform, both of which operate on the Provenance Blockchain. Existing and future regulations may have adverse effects on the use of Figure Transferable Certificates as a settlement mechanism. For example, it is possible that the SEC may determine that using Figure Transferable Certificates as a settlement mechanism on non-ATS trading platforms may cause such platforms and/or their operators to be out of compliance with the federal securities laws, such as by operating as unregistered broker-dealers, unregistered exchanges, and/or unregistered ATSs. Such a determination could prevent the use of Figure Transferable Certificates on such platforms and could result in unfavorable regulatory actions (including, for example, injunctions and fines) against FCC and/or its affiliates. These consequences could limit the venues in which Figure Transferable Certificates could be used as a settlement mechanism and could impact the viability of FCC and/or the Figure Transferable Certificates. In addition, it is possible that the SEC may determine that certain limit order books are operating as unregistered exchanges, which may prevent their future use.
Risk Related to the Use of Smart Contracts.
Figure Transferable Certificates may be transferred to and used in smart contracts running on approved blockchains. The use of smart contracts entails certain risks including risks stemming from the existence of an “admin key” or coding flaws that could be exploited, potentially allowing a bad actor to issue or otherwise compromise Certificates. Like all software code, smart contracts are exposed to risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the contract. Smart contracts that may be used with the Figure Transferable Certificates could contain bugs or other vulnerabilities that could lead to the loss of Certificates held in a wallet. FCC has developed and adopted procedures to mitigate such risks, but such procedures may not prevent all losses that may be associated with such risks.
Delays in Transaction Processing.
Delays in transaction processing can occur on a blockchain network that is used by FCC and its transfer agent. Such delays could occur on account of, among other things, the inability of nodes to reach consensus on transactions. During a network delay, it will not be possible to record transactions in the shares on the blockchain. Should such a delay occur for an extended period of time, FCC could choose to effect transactions on a different blockchain network approved for use by FCC until such time as the blockchain network has resumed normal operation. FCC may choose to re-evaluate the suitability of a particular blockchain network for FCC’s shares in the event of future or recurring delays.
Structural Risks
Limited Operating History.
FCC is a face-amount certificate company with a limited history of operations. If FCC operates under inopportune market or economic conditions, it may not be able to achieve its objectives.

Conflicts of Interest.
Affiliates of FCC support the process of issuing, redeeming, and transferring the Certificates. While there is typically be an alignment of interest among these related entities, there may be instances in which the interests of one or more of those affiliates, as it relates to their role with respect to the Certificates, may diverge. In addition, FCC's ultimate Parent company, Figure Technology Solutions, Inc., holds all of the equity interest in FCC through its subsidiaries, FMH and FT. While typically the interests of the equity holder and the Certificate holders will align, there may be instances in which the interests of the equity holder and the Certificate holders diverge.
Investment-Related Risks
Overall Portfolio Risk.
We expect to meet our obligations under the Certificates through earnings on our portfolio investments. Because our obligations under the Certificates are unsecured and backed only by our assets, you bear a number of portfolio investment risks, including interest rate risk, credit risk, market risk, liquidity risk, and valuation risk, each of which is listed below. We seek to minimize these risks by following the substantive regulatory requirements under the Investment Company Act with respect to FCC’s investments, including holding the minimum reserves required by Section 28 of the Investment Company Act.
Interest Rate Risk.
Interest rate risk is the risk of losses attributable to changes in interest rates. When interest rates rise, bond prices generally fall. In general, the longer the maturity or duration of a bond, the greater its sensitivity to changes in interest rates. Interest rate changes also may increase prepayments of debt obligations.
Credit Risk.
This is the risk that the issuer of a security, or the counterparty to a contract, will default or otherwise become unable to honor a financial obligation (such as payments due on a bond or note). Credit ratings of the issuers of securities in our portfolio vary.
Market Risk.
The market value of securities may fall or fail to rise. Market risk may affect a single issuer, sector of the economy, industry, or the market as a whole. The market value of securities may fluctuate, sometimes rapidly and unpredictably.
Liquidity Risk.
This is the risk that one or more of our investments might not be liquid at the time necessary to meet our payment obligations.
Valuation Risk.
This is the risk that one or more of our investments might be overvalued. We are required to use amortized cost for the purpose of valuing our investments in connection with calculating our reserves, as required under Section 28 of the Investment Company Act. In general, amortized cost is determined by systematically increasing the carrying value of a security if acquired at a discount or reducing the carrying value if acquired at a premium, so that the carrying value is equal to the security's maturity value on the maturity date. The amortized cost of an investment may not be equivalent to the market value of such investment. Therefore, if FCC sells investments, it may receive more or less than amortized cost. This deviation between amortized cost value and market value may result in less accurate financial forecasting by FCC and a possibility that the assets held by FCC may not be sufficient to meet FCC's obligations at any given time. To address this risk, FCC maintains market valuations of all of its assets, alongside its required amortized cost valuations. For purposes of its financial statements, the Company complies with accounting principles generally accepted in the United States of America ("U.S. GAAP").
Tax Risk.
There is currently very limited guidance from the U.S. government on the U.S. federal income tax treatment of digital assets. While there is no direct law on point, we consider the Certificates to be debt instruments for U.S. federal income tax purposes. Furthermore, we treat the Certificates as debt issued in “registered” form, and not in “bearer” form.

There can be no assurance that the Internal Revenue Service (“IRS”) will agree with such treatment and it is possible that the IRS or another tax authority may take a contrary view, which may impact the timing and character of income recognized by you. You are urged to consult your own tax advisor as to the tax consequences of the purchase, ownership, and disposition of the Certificates.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity program is informed by recognized frameworks, including SOC2 Type II and ISO 27001 which we use to help identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated with that of our ultimate parent company, FTS and a part of its overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program include but are not limited to the following:
•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees, including incident response personnel and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to FCC's officers and the Advisor oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.
The Board receives reports from FCC's officers and the Advisor on cybersecurity risks. In addition, FCC's officers and the Advisor update the Board, where it deems appropriate, regarding cybersecurity incidents it considers to be significant. The Board also has access to FTS's Chief Information Security Officer ("CISO"), internal security staff or external experts to receive additional information regarding cybersecurity risks and the cybersecurity risk management program.
The Advisor and FCC's officers are primarily responsible for assessing and managing our material risks from cybersecurity threats and work with the CISO, who is operating in the Chief Technology Officer ("CTO") capacity for FTS. The CISO has primary responsibility for the overall cybersecurity risk management program and supervises both FTS's internal cybersecurity personnel and any retained external cybersecurity consultants. The CISO's experience includes information security, risk management, and technology operations, and take steps to stay informed about emerging cybersecurity risks and evolving threat landscapes.
FCC's officers, the Advisor and CISO take steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

ITEM 2. PROPERTIES
FCC occupies office space in San Francisco, California which is leased by FTS or a subsidiary thereof.
ITEM 3. LEGAL PROCEEDINGS
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
Please refer to Note 9 of the accompanying notes to our Financial Statements for additional information on commitments and contingencies.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
All of the FCC outstanding common stock is owned by FT, a wholly owned subsidiary of FMH, a wholly owned subsidiary of FTS . There is no established public trading market for FCC's common stock. As of December 31, 2025, there was one holder of record of the registrant's common stock.
The registrant did not declare or pay any dividends for the year ended December 31, 2025.
The Investment Company Act prohibits FCC from declaring or paying dividends to our shareholders in excess of certain limits unless FCC meets its reserve requirements. FCC maintains all of its assets, including its reserves, with the Custodian. Requirements that apply to FCC’s reserves may not apply to assets that FCC holds in excess of its reserves.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS
You should read the following discussion and analysis of our financial condition and results of operations together with our Financial Statements and the related notes appearing elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the section below titled “Special Note Regarding Forward-Looking Statements” and refer to Part 1, Item 1A. -“Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
FCC is a wholly-owned subsidiary of FT, whose ultimate parent is FTS. FCC is registered as an investment company under the Investment Company Act as a face-amount certificate company. FCC currently issues Figure Transferable Certificates, which are interest-bearing debt securities, and entitle the certificate owner to receive at maturity a stated amount of money and an interest rate equal to the overnight SOFR rate less 35 basis points, with a minimum of 0.00%. Figure Transferable Certificates are not insured by any government agency or other entity, and are obligations of FCC, unsecured and solely backed by FCC's assets to pay the amount of principal investment, plus accrued interest (minus any applicable expenses or fees) when the Certificates are transferred, surrendered or mature.
Management's narrative analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instructions I(2)(a) of Form 10-K.
Current Macroeconomic Environment
FCC operates within a dynamic macroeconomic environment shaped by conditions in the United States and global economies, including changes in interest and inflation rates, volatility in financial markets, foreign exchange rate fluctuations, geopolitical developments, public health events, competitive dynamics, evolving client and customer behaviors and preferences, and ongoing regulatory and legislative developments. These broader economic and market forces have influenced, and are expected to continue to influence, FCC’s financial condition, operating performance and overall results. FCC’s performance may also be impacted by the risks outlined in Part I, Item 1A., “Risk Factors,” of this report, as well as other factors discussed herein.
Significant Accounting Policies and Recent Accounting Pronouncements
Refer to Note 2 of the accompanying notes to our Financial Statements on this Form 10-K for a complete discussion of our significant accounting policies and critical accounting estimates as well as recent accounting pronouncements and their expected impact on FCC's future results of operations or financial condition. The preparation of the Financial Statements is in conformity with U.S. GAAP.
Results of Operations
The Company generates operating income in the form of interest income on cash and cash equivalents held in money market funds, debt securities issued by the U.S. Department of the Treasury ("U.S. Treasury securities"), which may include U.S. Treasury bills and U.S. Treasury notes, as well as from interests in U.S. Treasury securities obtained through repurchase agreements funded with proceeds from the issuance of Certificates.

The Company reported a net loss of $3.1 million for the year ended December 31, 2025 compared to a $0.6 million net loss for the year ended December 31, 2024. This increase was primarily due to increased investment expenses partially offset by an increase in investment income.
Investment income for the year ended December 31, 2025 was $1.3 million, consisting of interest income earned on proceeds from the issuance of Certificates that were invested in money market funds, U.S. Treasury securities and repurchase agreements. The Company did not earn interest income in the comparable prior-year period, as the public offering of Certificates did not commence until February 2025.
Investment expenses increased by $2.5 million for the year ended December 31, 2025 compared to the prior year primarily due to increases in professional service fees and offering cost expense, partially offset by a decrease in organizational costs. The $1.7 million increase in professional service fees was mainly attributable to increased legal, audit and accounting expenses incurred in connection with the commencement of and ongoing operations. The $0.7 million increase in offering cost expense was attributable to the offering costs incurred as a result of the public offering of Certificates and the commencement of investment operations in February 2025. Organizational costs decreased by $0.2 million compared to the prior year, reflecting the cessation of start-up costs upon the commencement of investment operations in the first quarter, after which no additional organizational costs were incurred.
Interest expense, recorded to "Provision for certificate reserve" on the Statements of Operations, accrues daily based on the amount of Figure Certificates outstanding and was $1.3 million in 2025 while the Company did not incur interest expense in 2024.
FCC did not record an income tax expense or benefit for the year ended December 31, 2025 due to its net loss for the period and the full valuation allowance recorded against its net deferred tax assets. See Note 7 for additional information on income taxes.
Fair Value Measurements
FCC reports certain assets and liabilities at fair value; specifically cash equivalents and certificate reserve liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction with market participants. FCC uses actual market prices, or observable inputs, in its fair value measurements to the extent available. See Note 3 of the accompanying notes to our Financial Statements on this Form 10-K for additional information regarding FCC's fair value measurements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The primary market risk which FCC is subjected to is interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. We invest a portion of our proceeds from the issuance of Certificates in money market funds, U.S. Treasury securities and overnight repurchase agreements (collateralized by U.S. Treasury securities). As a result, our net interest income is affected by the difference between the rate at which we invest and the rate at which we issue the Certificates. This exposure is not currently hedged although FCC monitors its investment strategy and makes modifications based on changing liabilities and the expected interest rate environment. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our interest income.
Further, the interest rates we offered on the Certificates that we issue are determined based upon the overnight SOFR, less 35 basis points for Transferable Certificates. Increases in the market benchmark would result in increases in the interest rates payable on new Certificates issued. Increased interest rates may adversely impact FCC, as higher interest rates lead to higher payment obligations, which may reduce FCC’s cash flow and ability of FCC to remain current on its obligations, all of which could have a material adverse effect on our business.
Since March 2022, the Federal Reserve raised interest rates to the 5.25% to 5.50% range. Beginning in September 2024, the Federal Reserve has been decreasing interest rates. At the Federal Open Market Committee (FOMC) meeting on December 9-10, 2025, the Committee elected to lower the interest rate range to 3.50% to 3.75% where it remained as of December 31, 2025. The Federal Reserve has indicated that any cuts to benchmark rates in the future will depend on better inflation reports. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net interest income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve’s tightening cycle could force the United States into a recession. A prolonged reduction in interest rates will reduce our investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR, are not offset by a combination of the following: corresponding increases in the spread over such base rate that we earn on any portfolio investments, decreases in our operating expenses, or decreases in the interest rate associated with our borrowings.
As of December 31, 2025, our investment strategy centered on the market-competitive rates on overnight repurchase agreements, which determined the yield on our income-producing investments as well as the rate for our certificate reserve. Specifically, our income-producing investments are overnight repurchase agreements collateralized by United States treasuries. All other remaining cash balances are temporarily invested in U.S. Treasury securities or remain custodied overnight in Money Market Funds.

ITEM 8. FINANCIAL STATEMENTS
All other Supplementary Schedules required by Article 6 of Reg S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

KPMG LLP Suite 1400 55 Second Street San Francisco, CA 94105
Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors
Figure Certificate Company:

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Figure Certificate Company (the Company), including the schedules of investments, as of December 31, 2025 and 2024, the related statements of operations, changes in stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Such procedures also included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with the custodian, the underlying investee or by other appropriate auditing procedures. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2024.
San Francisco, California
March 19, 2026

FIGURE CERTIFICATE COMPANY
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents (includes qualified assets of $329,526 as of December 31, 2025 and $500 as of December 31, 2024)	$329,526	$500
Interest receivable	87	—
Receivable from related party	20	—
Deferred offering costs	—	515
Prepaid expense	170	—
Total assets	$329,803	$1,015

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Certificate reserve:
Fully paid certificates, related parties	$252,282	$—
Fully paid certificates, third parties	75,911	—
Accrued interest to related parties	404	—
Accrued interest to third parties	199	—
Total certificate reserve	328,796	—
Accounts payable	204	133
Accrued expenses	120	271
Other payable	49	—
Payable to officers and directors	50	—
Accrued offering costs	—	90
Total liabilities	329,219	494
Stockholder’s equity:
Common stock, $0.0001 par value per share, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in-capital	4,259	1,126
Accumulated deficit	(3,675)	(605)
Total stockholder’s equity	584	521
Total liabilities and stockholder’s equity	$329,803	$1,015

The accompanying notes are an integral part of these Financial Statements.

FIGURE CERTIFICATE COMPANY
STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Period from Inception (April 13, 2023) to December 31, 2023
Investment income:
Interest income	$1,277	$—	$—
Investment expenses:
Sales and marketing	4	—	—
General and administrative expenses:
Custodial fees	25	—	—
Director fees	75	—	—
Professional service fees	1,846	98	—
Offering cost expense	686	—	—
Organizational costs	254	476	31
General and administrative expense to related parties:
Investment advisory and management fees	122	—	—
Administration and transfer agent fees	56	—	—
Service fees	9	—	—
Total investment expenses	3,077	574	31
Net investment loss before provision for certificate reserves and income taxes	(1,800)	(574)	(31)
Provision for certificate reserve:
Additional interest to related parties	976	—	—
Additional interest to third parties	294	—	—
Total provision for certificate reserve	1,270	—	—
Net investment loss before income taxes	(3,070)	(574)	(31)
Income tax provision	—	—	—
Net loss	$(3,070)	$(574)	$(31)

Net loss per share of common stock
Basic and diluted	$(3,070)	$(574)	$(31)
Weighted average common shares outstanding
Basic and diluted	1,000	1,000	1,000

The accompanying notes are an integral part of these Financial Statements.

FIGURE CERTIFICATE COMPANY
STATEMENTS OF STOCKHOLDER'S EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance at inception (April 13, 2023)	—	$—	$—	$—	$—
Issuance of common stock	1,000	—	250	—	250
Capital contributions from Parent	—	—	209	—	209
Net loss	—	—	—	(31)	(31)
Balance at December 31, 2023	1,000	—	459	(31)	428
Capital contributions from Parent	—	—	667	—	667
Net loss	—	—	—	(574)	(574)
Balance at December 31, 2024	1,000	—	1,126	(605)	521
Capital contributions from Parent	—	—	3,133	—	3,133
Net loss	—	—	—	(3,070)	(3,070)
Balance at December 31, 2025	1,000	$—	$4,259	$(3,675)	$584

The accompanying notes are an integral part of these Financial Statements.

FIGURE CERTIFICATE COMPANY
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Period from Inception (April 13, 2023) to December 31, 2023
Operating activities:
Net loss	$(3,070)	$(574)	$(31)
Adjustments to reconcile net loss to net cash provided by operating activities:
Offering costs	515	—	—
Provision for certificate reserves, related parties	976	—	—
Provision for certificate reserves, third parties	294	—	—
Operating expenses paid by Parent	2,918	175	26
Net change in assets and liabilities:
Interest receivable	(87)	—	—
Receivable from related party	(20)	—	—
Prepaid expenses	(170)	—	—
Accounts payable	71	129	4
Accrued expenses	(151)	270	1
Other payable	49	—	—
Payable to officers and directors	50	—	—
Accrued offering costs	(90)	—	—
Net cash provided by operating activities	1,285	—	—
Financing activities:
Issuance of certificates to related parties	231,028	—	—
Issuance of certificates to third parties	114,461	—	—
Surrender of certificates by related parties	(3,439)	—	—
Surrender of certificates by third parties	(14,514)	—	—
Direct capital contribution from Parent	205	250	250
Net cash provided by financing activities	327,741	250	250
Net increase in cash and cash equivalents	329,026	250	250
Cash and cash equivalents, beginning of period	500	250	—
Cash and cash equivalents, end of period	$329,526	$500	$250

Supplemental disclosures of non-cash financing activities:
Indirect contributions for operating expenses paid by the Parent on behalf of the Company	$2,918	$175	$26
Indirect contributions for payments by Parent to vendors for deferred offering costs	—	242	183
Issuance of certificates for re-invested interest to related parties	976	—	—
Issuance of certificates for re-invested interest to third parties	294	—	—
In-kind contributions of digital assets from Parent	10	—	—
Certificate transfers from related party to third party	47,415	—	—
Certificate transfers from third party to related party	72,117	—	—
Deferred offering costs included in accrued offering costs	—	47	43
The accompanying notes are an integral part of these Financial Statements.

FIGURE CERTIFICATE COMPANY
NOTES TO FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)

NOTE 1 – BASIS OF PRESENTATION
Organization and Nature of Operations
Figure Certificate Company (“FCC” or the “Company”) is registered with the SEC under the Investment Company Act of 1940, as amended (“Investment Company Act”), as a face-amount certificate company. Figure Transferable Certificates issued by FCC are interest-bearing debt securities that entitle the certificate owner to receive at maturity a stated amount of money and an interest rate equal to the overnight SOFR rate less 35 basis points, with a minimum of 0.00%. The certificates issued by FCC are not insured by any government agency or other entity. FCC was incorporated on April 13, 2023 as a Delaware corporation and has been, since its inception, wholly owned by Figure Technologies, LLC (f/k/a Figure Technologies, Inc.) (“FT”). A reorganization agreement (the “Agreement”) was entered into on March 18, 2024 with various affiliates, including FT. Subsequent to the reorganization agreement, FT was a wholly owned subsidiary of Figure Markets Holding, Inc. (“FMH”).
On August 29, 2025 ("Recombination Date"), FT Intermediate, Inc. ("FTI") and FMH recombined the businesses through a series of transactions (the "Recombination") and FMH became a wholly-owned subsidiary of FTI. Upon the consummation of the Recombination, FTI changed its name to Figure Technology Solutions, Inc. ("FTS"). The Recombination was a reorganization of entities under common control as FTI and FMH were owned, either directly or indirectly, by its controlling shareholder, Michael Cagney ("Controlling Party") before and after Recombination. Subsequent to the Recombination, FCC remains a wholly-owned subsidiary of FT, which is a wholly owned subsidiary of FMH, which is a wholly-owned subsidiary of FTS. FTS remains majority owned by the Controlling Party.
Throughout the Financial Statements, the term "Parent" is used interchangeably to refer to FT, FMH, or FTS.
On February 20, 2025, FCC launched its first interest-bearing debt securities called YLDS, which are native to a public blockchain. The so-called stablecoin, YLDS, offers holders the ability to earn interest, transfer securities peer-to-peer, and transact anytime.
Liquidity and Going Concern
The accompanying Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. FCC's assessment of its ability to fund future operations is inherently subjective, judgment-based and susceptible to change based on future events. The Company has obtained a commitment letter from its Parent for financial support of the Company in the form of allowing invoices to be paid directly by the Parent on behalf of the Company and periodically forgiving the Company’s intercompany payable to the Parent in the form of in-kind capital contributions. Based on the commitment from the Parent, the Company has sufficient liquidity to fund operations for the next twelve months following the date these Financial Statements are issued.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Financial Statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC for reporting financial information. The Company is an investment company and follows accounting and reporting guidance governed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. The carrying amounts of the assets and liabilities recorded in the accompanying Balance Sheets approximate their respective fair values due to their short maturities and the election of the fair value option for Certificates. Management believes the fair value option is more meaningful to users of the Financial Statements and aligns with the measurement of investments in cash equivalents.
Use of Estimates
The preparation of Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Balance Sheets and reported amounts of income and expense during the reporting periods. Actual results could differ from those estimates.

FIGURE CERTIFICATE COMPANY
NOTES TO FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
Segments
Operating segments are revenue-producing components of the Company for which separate financial information is produced internally for and analyzed by the Company’s chief operation decision maker ("CODM"). The Company's CODM is its Chief Executive Officer ("CEO"). The Company commenced operations in the three months ended March 31, 2025. For the year ended December 31, 2025, the Company’s investment expenses include (i) sales and marketing expenses (ii) general and administrative expenses including: custodial fees, director fees, professional service fees, offering cost expense, and organizational costs, and (iii) general and administrative expenses to related parties including: investment advisory and management fees, administration and transfer service fees, and service fees. The Company also incurs interest expense, recorded as provision for certificate reserve. The Company’s CODM reviews the financial information presented on an entity-wide basis for purposes of allocating resources and evaluating financial performance and currently considers net income (loss) as the primary metric of measure for assessing the performance of the Company. Accordingly, for all periods presented, the Company operated in a single segment.
Significant Accounting Policies
Cash and Cash Equivalents
Cash consists of bank deposits held in a business checking account. The Company’s cash balances at times may exceed insurable amounts. Cash equivalents, defined as highly liquid financial instruments purchased with original maturities of three months or less, consist of money market funds, short dated U.S. Treasury securities, and overnight repurchase agreements. The Company may hold cash at Figure Payments Corporation ("Figure Pay" or "Pay") for Certificate purchases that will be paid to FCC. Figure Pay is an affiliate of FCC that is also wholly owned by the Parent. The Company considers cash held at Figure Pay as cash equivalents because the activity in the account with Figure Pay is controlled by FCC, it is only held with Figure Pay for a short period of time until settlement, and the deposits held for the certificate purchaser that will be paid to FCC are readily accessible for transfer to other FCC accounts held with financial institutions.
Fair Value of Financial Instruments
As more fully discussed in Note 3, financial assets and liabilities recorded at fair value in the Financial Statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels described in ASC 820, Fair Value Measurement, are utilized to evaluate the Company's financial instruments which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities.
Interest Income
The Company currently derives interest income from its investments in money market funds, U.S. Treasury securities and through repurchase agreements that are collateralized by U.S. Treasury securities, using proceeds from the issuance of Figure Transferable Certificates (“Transferable Certificates”). Interest income for the period from commencement of the Company’s investment operations and public offering of the Figure Certificates on February 20, 2025 through December 31, 2025 is $1.3 million. There was no interest income for the period of January 1, 2025 through February 19, 2025 or for the year ended December 31, 2024.
Certificate Reserve Liability
FCC currently issues Figure Transferable Certificates. The Company has issued $345.5 million of Transferable Certificates including the re-invested interest of $1.3 million, and paid $18.0 million for surrendered Transferable Certificates, commencing February 20, 2025 through December 31, 2025. Transferable Certificates may be surrendered at any time by the holder at face amount, plus accrued interest minus any applicable expenses or fees. Otherwise, Transferable Certificates mature 20 years from the issue date at the face amount, plus accrued interest minus any applicable expenses or fees. Accordingly, Transferable Certificates are interest-bearing debt securities in nature and are classified as certificate reserve liability in the Balance Sheets. No Figure Installment Certificates have been issued since inception. There was no certificate activity for the period of January 1, 2025 through February 19, 2025 or for the year ended December 31, 2024. There is no difference between the aggregate fair value and the aggregate unpaid principal balance of Transferable Certificates.

FIGURE CERTIFICATE COMPANY
NOTES TO FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
Qualified Assets
In accordance with the Investment Company Act, Section 28, the Company is required to maintain qualified assets with a fair value that exceeds the total of (i) the minimum capital stock requirement of $250,000 and (ii) a reserve for the future obligations associated with its issued face-amount certificates. As of December 31, 2025, the qualified assets of $329.5 million exceed the total reserve requirement of $328.8 million as prescribed by Section 28 of the Investment Company Act. As of December 31, 2024, the qualified assets of $500,000 exceeded the minimum capital stock requirement of $250,000.
Offering Costs
Prior to the initial public offering of Figure Certificates in February 2025, the Company capitalized $686,000 of direct incremental legal, accounting, consulting and other fees related to the offering as deferred offering costs under total assets on the Balance Sheets. When the Company commenced operations in February 2025 and began to issue Figure Transferable Certificates, the offering costs were expensed.
Investment Advisory, Administration, Transfer Agent, AML/KYC Service and Gas Fees Due to Related Parties
The Company may incur certain investment advisory and management, administration, transfer agent and AML/KYC service fees, and gas fees with related party service providers. The Company expenses such fees as incurred. See Note 6 for more details on related party transactions.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is evaluated and may be established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryback or carryforward periods.
Recently Adopted Accounting Standards
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
Income Taxes
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The new guidance is expected to increase transparency and usefulness of income tax disclosures through

FIGURE CERTIFICATE COMPANY
NOTES TO FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
improvements to the rate reconciliation, income taxes paid, and other disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2024 and should be applied on a prospective basis, although retrospective application is permitted. Early adoption is permitted for annual Financial Statements that have not yet been issued or made available for issuance. The Company adopted this ASU prospectively for the year ending December 31, 2025. The adoption impacted disclosures but did not have an effect on the Company's results of operations or financial condition.
Accounting Pronouncements Not Yet Adopted
Interim Reporting— Narrow-Scope Improvements
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the applicability of interim reporting guidance, establishes a comprehensive list of interim disclosures required under GAAP, and introduces a disclosure principle requiring entities to disclose events occurring after the most recent annual reporting period that have a material impact on the entity. ASU 2025-11 also improves navigability by organizing interim disclosure requirements across the Codification and clarifies the form and content of interim financial statements, including the use of condensed statements and required accompanying notes. ASU 2025-11 is effective for interim reporting periods within annual periods beginning after December 15, 2027, for public business entities, and after December 15, 2028, for all other entities, with early adoption permitted. The Company is currently evaluating the effect of adopting ASU 2025-11 on its interim reporting disclosures.
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disaggregated disclosure of income statement expenses for public business entities (PBEs). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires new disclosures to disaggregate prescribed natural expenses underlying any income statement caption. This ASU is effective for annual periods in fiscal years beginning after December 15, 2026, and interim periods thereafter. Early adoption is permitted. The ASU applies on a prospective basis for periods beginning after the effective date. However, retrospective application to any or all prior periods presented is permitted. The Company does not expect this ASU to have a material impact on the Financial Statements and disclosures.
NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction with market participants. The Company uses ASC 820, Fair Value Measurement, which includes a three-tier fair value hierarchy used to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
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
The accounting guidance concerning fair value allows the Company to elect to measure financial instruments at fair value and report changes in fair value through results of operations. This election can only be made at certain specified dates and is irrevocable once made. When developing fair value measurements, the Company maximizes the use of observable inputs

FIGURE CERTIFICATE COMPANY
NOTES TO FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
and minimizes the use of unobservable inputs. The classification of a financial asset within Level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.
The Company follows the above hierarchy for its financial instruments, with classifications based on the lowest level of input that is significant to the fair value measurement. Accordingly, the Company classifies its investments in U.S. Treasury securities and money market funds within cash equivalents as Level 1. The Company invests in repurchase agreements, included in cash equivalents, which involve a purchaser (in this case, the Company) of a specified security (in this case, U.S. Treasury securities) and the simultaneous agreement by the seller to repurchase at an agreed-upon future date and specified price. These repurchase agreements and certificates issued and payable are classified within Level 2 as they are based on quoted prices of similar assets. No transfers between levels have occurred during the periods presented.
The following table summarizes the assets and liabilities in each level of the fair value hierarchy as of December 31, 2025. This table excludes cash, due from Parent, prepaid expenses, accounts payable, accrued expenses, and accrued offering costs as these balances are highly liquid or short-term in nature and as a result, their carrying amounts approximate fair value.

	Level 1	Level 2	Level 3	Total
Assets (at fair value):
Cash equivalents	$84,647	$242,941	$—	$327,588
Total assets measured at fair value	84,647	242,941	—	327,588

Liabilities (at fair value):
Certificate reserve	—	328,796	—	328,796
Total liabilities measured at fair value	$—	$328,796	$—	$328,796
As of December 31, 2024, the Company did not have any balances in cash equivalents or certificate reserve liability.
Cash Equivalents
As of December 31, 2025 the Company held $84.6 million in cash equivalents consisting of U.S. Treasury securities that are classified as Level 1 assets due to the availability of quoted prices in active markets. The Company invests through UMB in repurchase agreements, included in cash equivalents of $242.9 million as of December 31, 2025, which involve a purchaser (in this case, the Company) of a specified security (in this case, U.S. Treasury securities) and the simultaneous agreement by the seller to repurchase at an agreed-upon future date and specified price. These repurchase agreements are classified within Level 2 as they are based on quoted prices of similar assets. There were no similar cash equivalents as of December 31, 2024.
Certificate Reserve Liability
The certificate reserve, which was $328.8 million as of December 31, 2025 is valued based on quoted prices for similar assets in active markets, which are available and observable, and therefore the financial liabilities are classified as Level 2. There was no similar certificate reserve liability as of December 31, 2024.
NOTE 4 – CERTIFICATE RESERVE LIABILITY
The following table summarizes the fair value of the activities of the certificate reserve liability as of December 31, 2025; there was no activity in the year ended December 31, 2024.

Certificate reserve liability at December 31, 2024	$—
Issuance	345,479
Surrender	(17,953)
Re-invested interest	1,270
Certificate reserve liability at December 31, 2025	$328,796

FIGURE CERTIFICATE COMPANY
NOTES TO FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
NOTE 5 – STOCKHOLDER'S EQUITY
Common Stock
Pursuant to the certificate of incorporation dated April 13, 2023, the Company had a total of 1,000 shares of common stock authorized for issuance with par value of $0.0001 per share. Accordingly, as of December 31, 2025 and 2024, the Company had 1,000 shares of common stock issued and outstanding. Such shares of common stock are currently held directly by Figure Technologies, LLC, subscribed in consideration of direct payment of $250,000. As of December 31, 2025, Figure Technologies, LLC is the sole stockholder of the Company.
NOTE 6 – RELATED PARTY TRANSACTIONS
Parent
The Company has been managed and operated in the normal course of business by its Parent, who makes payments to vendors on behalf of the Company for general and administrative expenses, offering costs and organizational costs. These payments from the Parent are shown within additional paid-in capital on the Balance Sheets.
For the year ended December 31, 2025, the Parent contributed a total of $205,000 to the Company as direct contributions, $10,000 as in-kind contributions of digital assets, and $2.9 million of costs related to invoices from vendors for operations, respectively. The $2.9 million of payments by the Parent for operating expenses have been recorded as a part of the indirect capital contributions from Parent in additional paid-in capital.
As of December 31, 2025, the Parent and affiliate entities controlled by the Parent held $252.3 million of certificates, which includes approximately $17,100 of certificates held by certain members of the board of directors and executive management. Throughout 2025, activity related to Certificate issuance and surrender for the Parent and affiliate entities was $231.0 million and $(3.4) million, respectively. Interest expense for related party certificate holders was $976,000 during the year ended December 31, 2025 and is recorded as "Additional interest to related parties" on the Statements of Operations.
For the year ended December 31, 2024, the Parent paid $417,000 on behalf of the Company, including $175,000 of costs to vendors for operations and $242,000 for offering costs, that were recorded as a part of the contributions from the Parent within additional paid-in capital. The Parent also made a direct contribution of $250,000, for total contributions of $667,000 for the year ended December 31, 2024.
In connection with FCC’s business of issuing and distributing Certificates and managing the assets that back the Certificates, the Company utilizes a number of service providers, who are the Company’s related parties, to provide asset management and administrative services, distribution, transfer agent services, and custody as noted below.
Democratized Prime
In June 2025, Figure Lending LLC (“Figure Lending”) participated in an on-chain senior lending facility, which is collateralized by home equity lines of credit ("HELOCs") that were owned by Figure Lending and operates through the Democratized Prime marketplace. As of December 31, 2025, there were $197.9 million of certificates that were lent into the Democratized Prime platform, including $10.0 million by a related entity and $366,000 by certain members of the board of directors.
Investment Advisor
Figure Investment Advisors, LLC (“Advisor”) serves as an investment adviser to FCC pursuant to an advisory agreement. Prior to October 1, 2025, FCC paid the Advisor 0.25% on net invested assets under management for its services, paid on a monthly basis. Effective October 1, 2025, FCC pays the Advisor 0.15% on net invested assets under management, paid on a monthly basis.
In addition to the monthly management fee based on net invested assets, the Advisor also receives a fee for managing and any servicing of bank loans, which has not yet occurred as of December 31, 2025. That fee is 0.20% of the book value of the bank loans, paid on an annual basis and accrued on a monthly basis.
Advisory fees to the Advisor were $122,000 for the period from commencement of investment operations and initial public offering of the Figure Certificates on February 20, 2025 through December 31, 2025. These costs are included in

FIGURE CERTIFICATE COMPANY
NOTES TO FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
investment advisory and management fees on the Statements of Operations. The Company did not incur investment advisory fees in 2024. The Parent paid the Advisor for the advisory fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.
Administrator & Transfer Agent
FES is the administrator and transfer agent pursuant to agreements with FCC. Under the agreements, FES maintains Certificate owner accounts and records and provides administrative services. For transfer agent services, FCC pays a monthly fee of $5,000. FCC has not incurred any fees under the administrator agreement with FES.
Fees paid to FES for transfer agent services were $56,000 for the period from February 20, 2025 through December 31, 2025 and are included in administration and transfer agent fees on the Statements of Operations. The Company did not incur transfer agent fees in 2024. The Parent paid FES for the transfer agent fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.
AML / KYC Service Provider
Figure Pay is FCC’s AML / KYC service provider pursuant to an agreement with FCC. Under the AML/KYC Service Provider Agreement, Figure Pay conducts AML and KYC reviews on all Certificate investors as set forth in FCC’s AML/KYC Program. FCC pays Figure Pay a $2.00 fee per review for this service.
Fees incurred for AML / KYC services provided by Pay were $9,000 for the year ended December 31, 2025 and are included in service fees on the Statements of Operations. The Company did not incur AML / KYC service fees in 2024. The Parent paid Figure Pay for the AML/KYC fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.
Gas Fee Service Provider
Gas fees are transaction fees paid to certain network validators for processing and validating operations on the blockchain. Provenance Blockchain Foundation (“Provenance”) is FCC’s current gas fee service provider pursuant to a gas fee service agreement, as amended. As the gas fee service provider, Provenance pays, on behalf of FCC, gas fees for investor Certificate transactions on the Provenance Blockchain, or other blockchains, when applicable. FCC will make payments in U.S. dollars to Provenance for gas fees incurred for investor transactions upon receipt of invoices from Provenance.
FCC’s payment in U.S. dollars to Provenance will be calculated based on the market value of the native digital asset of the Provenance Blockchain (which is HASH when operating on the Provenance Blockchain, the Provenance native token and the value of which fluctuates), at the time gas fees are incurred in connection with Certificate transactions. Provenance will use the native digital asset of the Provenance Blockchain to pay for Certificate transaction gas fees on the Provenance Blockchain, or other blockchains, when applicable and will be subsequently reimbursed by FCC for such fees.
Gas fees owed to Provenance were approximately $1,000 for the period from February 20, 2025 through December 31, 2025 and are included in service fees on the Statements of Operations. The Company did not incur gas fees in 2024. The Parent paid Provenance for the gas fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.

FIGURE CERTIFICATE COMPANY
NOTES TO FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
NOTE 7 – INCOME TAXES
The provision for income taxes is presented within the income tax provision line item in the Statements of Operations, and consists of the following for the years ended December 31, 2025 and 2024, and for the period of inception (April 13, 2023) to December 31, 2023:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Period from Inception (April 13, 2023) to December 31, 2023
Current income tax:
Federal	$—	$—	$—
State	—	—	—
Total current tax expense	—	—	—

Deferred income tax:
Federal	—	—	—
State	—	—	—
Total deferred income tax expense	—	—	—
Total income tax provision	$—	$—	$—
We adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09), on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the US federal statutory tax amount and rate to our actual effective amount and rate for the year ended December 31, 2025.

Year Ended December 31, 2025
	Amount	Percentage
Pre-tax book loss	$(3,070)
Tax at federal statutory rate	(645)	21.0%
State tax, net of federal benefit	(202)	6.6
Foreign tax effects	—	—
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws	—	—
Tax credits	—	—
Changes in valuation allowances	847	(27.6)
Nontaxable or nondeductible items	—	—
Changes in unrecognized benefits	—	—
Other	—	—
Total	$—	—%

FIGURE CERTIFICATE COMPANY
NOTES TO FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
The below table reconciles the U.S. federal statutory tax amount and rate to our actual effective amount and rate for the year ended December 31, 2024 and for the period of inception (April 13, 2023) to December 31, 2023 prior to the adoption of ASU 2023-09:

	Year Ended December 31, 2024	Period from Inception (April 13, 2023) to December 31, 2023
Tax at federal statutory rate	$(121)	$(7)
State tax, net of federal benefit	(51)	(3)
Net operating loss adjustment	—	—
Change in valuation allowance	172	10
Total	$—	$—
Income taxes paid, net of refunds, for the year ending December 31, 2025 were as follows:

Year Ended December 31, 2025
Federal	$—
State	—
Total income taxes paid, net of refunds	$—
The components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$1,029	$182
Tax credits	—	—
Other	—	—
Total deferred tax assets	1,029	182

Deferred tax liabilities:
Accrued compensation	—	—
Other	—	—
Total deferred tax liabilities	—	—

Valuation allowance	(1,029)	(182)
Net deferred tax assets	$—	$—
The Company continues to establish a full valuation allowance against its net deferred tax assets. The change in valuation allowance during the year ended December 31, 2025 was an increase of $847,000. As of December 31, 2025, the valuation allowance was $1.0 million. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company will adjust related valuation allowances in the period that the change occurs, along with a corresponding increase or change to income.
For the year ended December 31, 2025, the Company has net operating losses for U.S. federal and state tax purposes of approximately $772,000 and $257,000, respectively. Federal tax losses will carryforward indefinitely. For state purposes, such losses may be limited and begin to expire. All of our federal and state losses/credits may be subject to change in ownership limitations under the Internal Revenue Code Section 382/383, and similar state provisions. The Company recognizes a tax accrual from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition at the effective date to be recognized. The Company

FIGURE CERTIFICATE COMPANY
NOTES TO FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
does not have any unrecognized tax benefits for the year ended December 31, 2025. As of December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions.
For federal income tax purposes, the Company is treated as a taxable subsidiary. The results of the Company’s operations are included in a consolidated tax return under the Parent. All tax years since inception are subject to examination. The Parent is currently not under examination by any federal or state taxing authorities.
NOTE 8 – EARNINGS PER SHARE
Basic and diluted net income (loss) per share is computed by dividing net income (loss) attributable to the Company by the weighted-average number of shares of common stock outstanding during the period. As the Company reported losses for the years ended December 31, 2025 and 2024, and for the period from inception (April 13, 2023) through December 31, 2023, and there were no shares outstanding or authorized that could be potentially dilutive during those periods, there is no difference between basic and diluted shares outstanding.
Basic and diluted earnings per common share were calculated as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Period from Inception (April 13, 2023) to December 31, 2023
Numerator:
Net loss	$(3,070)	$(574)	$(31)
Denominator:
Weighted-average shares outstanding — basic and diluted	1,000	1,000	1,000
Net loss per share, basic and diluted	$(3,070)	$(574)	$(31)
NOTE 9 – COMMITMENTS AND CONTINGENCIES
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
FCC may in the normal course of business be a party to legal proceedings which include regulatory inquiries, arbitration or litigation, including class actions, concerning matters arising in connection with the conduct of its activities. The Company cannot predict with certainty if, how, or when any such proceedings will be initiated or resolved. FCC believes that it is not a party to, nor are any of its properties the subject of, any pending legal, regulatory or arbitration proceedings that are reasonably likely to have a material adverse effect on FCC’s results of operations, financial condition or liquidity.
Notwithstanding the foregoing, it is possible that the outcome of any such legal, arbitration or regulatory proceedings could have a material impact on FCC’s results of operations, financial condition or liquidity in any particular reporting period as the proceedings are resolved.

FIGURE CERTIFICATE COMPANY
NOTES TO FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
FCC is required to maintain a qualified reserve asset of $328.8 million of cash and cash equivalents and “qualified assets” meeting the standards of Section 28(b) of the 1940 Act as of December 31, 2025. The investments must be at least equal to FCC’s net liabilities on all outstanding face-amount certificates plus $250,000. FCC’s qualified assets as of December 31, 2025 consist of balances within cash and cash equivalents totaling $329.5 million.
NOTE 10 – FINANCIAL HIGHLIGHTS
Financial highlights for the years ended December 31, 2025 and 2024 and for the period of inception (April 13, 2023) to December 31, 2023 are presented in the table below. Dollar values are presented per share outstanding throughout the year.

	Year Ended December 31, 2025	Year Ended December 31, 2024	Period from Inception (April 13, 2023) to December 31, 2023
Net asset value, beginning of period	$521	$428	$—
Investment operations:
Net investment loss	(3,070)	(574)	(31)
Total from investment operations	(3,070)	(574)	(31)
Payments by affiliates	3,133	667	459
Net asset value, end of period	$584	$521	$428

Total return %(A)(B)	12.1%	21.7%	n.a.

Ratios/Supplemental Data:
Ratio of expenses to average net assets(C)(E)	924.1%	168.3%	15.1%
Ratio of net investment loss to average net assets(D)(E)	(652.6)%	(168.3)%	(15.1)%
(A) Total return reflects the percentage change in net asset value per share over the period, based on shares wholly owned by the Parent.
(B) Total return % is not meaningful in the year of inception (2023) as there was no beginning net asset value.
(C) Ratio excludes the impact of capital contributions from Parent recorded in equity and therefore does not reflect results inclusive of Parent support.
(D) Ratio excludes the impact of capital contributions from Parent recorded in equity and therefore reflects net investment results excluding Parent support.
(E) Ratios for the year of inception (2023) are annualized.

SUPPLEMENTARY SCHEDULES
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
Schedule I

Regulation S-X, Rule 12-21—Investment in securities of unaffiliated issuers as of December 31, 2025
Name of Issuer	Maturity Date	Principal Amount (debt) or Number of Shares (Equity)	(c) Cost	(d) Value of item at close of period
Government Bonds
United States Treasury Bill	1/6/2026	$15,000	$14,960	$14,960
United States Treasury Bill	1/13/2026	5,000	4,985	4,985
United States Treasury Bill	1/15/2026	5,000	4,982	4,982
United States Treasury Bill	1/20/2026	5,000	4,980	4,980
United States Treasury Bill	1/22/2026	10,000	9,958	9,958
United States Treasury Bill	1/29/2026	5,000	4,979	4,979
United States Treasury Bill	2/5/2026	10,000	9,958	9,958
United States Treasury Bill	2/10/2026	10,000	9,955	9,955
United States Treasury Bill	2/24/2026	20,000	19,890	19,890
Repurchase Agreements
UMB Bank N.A. (collateralized by U.S. Treasury securities)	1/2/2026		$242,941	$242,941
Total			$327,588	$327,588
Schedule V

Regulation S-X, Rule 12-27—Qualified Assets on Deposit as of December 31, 2025
(a) Name of depositary	(b) Cash	(c) Investments in Securities	(d) First mortgages and other first liens on real estate	(e) Other	(f) Total
UMB Bank N.A.	$1,182	$327,588	$—	$—	$328,770
Flagstar Bank, N.A.	700	—	—	—	700
Lead Bank(A)	56	—	—	—	56
Total	$1,938	$327,588	$—	$—	$329,526
(A) The Lead Bank account is held by Figure Pay and includes amounts related to affiliated entities. The amount disclosed represents only the portion attributable to FCC and does not reflect the total balance maintained by Figure Pay.

Schedule VI

Regulation S-X, Rule 12-26—reconciliation of certificate liability activity
	(b) Balance at beginning of period (January 1, 2025)			(c) Additions			(d) Deductions			(e) Balance at close of period (December 31, 2025)
(a) Description	(1) Number of accounts with security bidders	(2) Amount of maturity value	(3) Amount of reserves	(1) Charged to profit and loss or income	(2) Reserve payments by certificate holders	(3) Charged to other accounts describe	(1) Maturities	(2) Cash surrenders prior to maturity	(3) Other— describe	(1) Number of accounts with security holders	(2) Amount of maturity value	(3) Amount of reserves
Figure Transferable Certificates	—	$—	$—	$—	$345,479	$1,270	$—	$(17,953)	$—	1,768	$328,796	$328,796
Figure Installment Certificates	—	$—	$—	$—	$—	$—	$—	$—	$—	—	$—	$—
(c)(3) - Re-invested interest for issuance of certificates
Schedule VIII

Regulation S-X, Rule 12-25 disclosure—Supplementary profit and loss information For the year ended December 31, 2025
(a) Item	(b) Charged to investment expense	(c) Charged to other accounts		(d) Total
		(1)—Account	(2)—Amount
Advertising and publicity	$4	—	$—	$4
Legal expenses	2,003	—	—	2,003
Total	$2,007	—	$—	$2,007
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO each concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K and designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms and is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Item omitted pursuant to General Instructions (I)(2)(c) of Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The Board of Directors of FCC appointed KPMG LLP (“KPMG”) as an independent registered public accounting firm to audit the Consolidated Financial Statements of FCC for the years ended December 31, 2025, 2024 and 2023.
Audit Fees
The aggregate fees billed or to be billed by KPMG for professional services rendered for the audit of FCC’s annual Financial Statements and services that were provided in connection with statutory and regulatory filings in 2025, 2024 and 2023 were $320,000, $45,000 and $35,000, respectively.
Audit-Related Fees, Tax Fees, All Other Fees
FCC was not billed by KPMG for any fees for audit-related fees, tax fees or any other fees for 2025, 2024 or 2023.
Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants
FCC is not required to and does not have an Audit Committee. FCC’s Board performs the same functions of an Audit Committee, such as: evaluating and engaging independent certified public accountants; reviewing the auditors' independence, the financial statements, and their audit report; and reviewing management's administration of the system of internal accounting controls.
Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of KPMG are subject to the specific pre-approval of the Board of FCC.
In 2025, 2024 and 2023 100% of the services provided by KPMG for FCC were pre-approved by the Board of FCC.

PART IV
ITEM 15. EXHIBITS
(a)     The following documents are filed as part of this Report:
1.Financial statements: The information concerning the Company’s financial statements, and the Report of KPMG LLP, Independent Registered Public Accounting Firm (PCAOB ID: 185), San Francisco, California, required by this Item is incorporated by reference herein to the section of this Report in Part II, Item 8 entitled “Financial Statements.”
2.Financial Statement Schedules: Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.
3.Exhibits: See Item 15(b) below. We have filed the exhibits required by this Item below.
(b)     Exhibits: We have filed, or incorporated into this Report by reference, the exhibits required by this Item below.
(c)     Financial Statement Schedules: See Item 15(a) above.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

24.1*	Powers of Attorney					X
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2*	Certification of Chief Financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1*	Figure Technology Solutions, Inc. financial support commitment letter, dated December 31, 2025.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
* Filed electronically herewith.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

FIGURE CERTIFICATE COMPANY

Date: March 19, 2026	By:	/s/ Michael Tannenbaum
Michael Tannenbaum
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 19, 2026	By:	/s/ Macrina Kgil
Macrina Kgil
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 19, 2026	By:	/s/ Michael Tannenbaum
Michael Tannenbaum
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 19, 2026	By:	/s/ Macrina Kgil
Macrina Kgil
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 19, 2026	By:	/s/ Kanwarpal Bindra*
Kanwarpal Bindra
Director

Date: March 19, 2026	By:	/s/ Michael S. Cagney*
Michael S. Cagney
Director

Date: March 19, 2026	By:	/s/ June Ou*
June Ou
Director

Date: March 19, 2026	By:	/s/ Donald Putnam*
Donald Putnam
Director

Date: March 19, 2026	By:	/s/ Sara Wardell-Smith*
Sara Wardell-Smith
Director

*By	/s/ Michael Tannenbaum
Michael Tannenbaum

*Executed by Michael Tannenbaum pursuant to Power of Attorney, dated February 7, 2026, filed electronically herewith as Exhibit 24.1 to the registrant's Form 10-K.