Form 10-Q
period 2026-03-31
Figure Certificate Co
filed 2026-05-15
CIK 1974395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
As of May 14, 2026, the number of shares of the registrant’s common stock outstanding was 1,000.
All outstanding shares of the registrant are directly owned by Figure Technologies, LLC, a subsidiary of Figure Markets Holding, Inc., a subsidiary of Figure Technology Solutions, Inc.
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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
Forward-looking statements, including statements such as “we believe” and similar statements, are based on our management’s current beliefs, opinions and assumptions and on information currently available as of the date of this Report. Such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” in our Post-Effective Amendment to the Registration Statement on Form S-1/A declared effective on April 24, 2026, as amended to date and from time to time, including the definitive Prospectus filed pursuant to Rule 497(c) dated as of April 24, 2026, and elsewhere in this Form 10-Q, as well as those set forth in our most recently filed audited financial statements for the fiscal year ended December 31, 2025 included in the Annual Report on Form 10-

K filed on March 20, 2026. Other sections of this Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive, heavily regulated and rapidly changing environment. New risks emerge from time to time, and it is not possible for our management to predict all risks that we may face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause our actual results to differ from those contained in, or implied by, any forward-looking statements.
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
Investors and others should note that we may announce material business and financial information to our investors using our website (ylds.com), our filings with the Securities and Exchange Commission (“SEC”), webcasts, press releases, conference calls, and social media. We use these mediums, including our website, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our Company to review the information that we make available on our website. The contents of our website are not incorporated into this filing. We have included our investor relations website address only as an inactive textual reference for convenience and do not intend it to be an active link to our website.

PART I - FINANCIAL INFORMATION
ITEM 1. INTERIM FINANCIAL STATEMENTS
FIGURE CERTIFICATE COMPANY
BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents (includes qualified assets of $601,524 and $329,526)	$601,524	$329,526
Interest receivable	47	87
Receivable from Parent	200	—
Receivable from related party	20	20
Prepaid expense	56	170
Total assets	$601,847	$329,803

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Certificate reserve:
Fully paid certificates, related parties	$472,990	$252,282
Fully paid certificates, third parties	125,057	75,911
Accrued interest to related parties	1,221	404
Accrued interest to third parties	438	199
Total certificate reserve	599,706	328,796
Accounts payable	438	204
Accrued expenses	170	120
Other payable	70	49
Payable to related party	1,102	—
Payable to officers and directors	69	50
Total liabilities	601,555	329,219
Stockholder's equity:
Common stock, $0.0001 par value per share, 1,000 shares authorized, issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	4,930	4,259
Accumulated deficit	(4,638)	(3,675)
Total stockholder's equity	292	584
Total liabilities and stockholder's equity	$601,847	$329,803

The accompanying notes are an integral part of these Interim Financial Statements.

FIGURE CERTIFICATE COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Investment income:
Interest income	$3,899	$4
Investment expenses:
Sales and marketing	—	4
General and administrative expenses:
Custodial fees	14	5
Director fees	19	19
Professional service fees	585	281
Offering cost expense	—	686
Organizational costs	—	254
General and administrative expense to related parties:
Investment advisory and management fees	326	—
Administration and transfer agent fees	15	10
Service fees	20	1
Total investment expenses	979	1,260
Net investment income (loss) before provision for certificate reserves and income taxes	2,920	(1,256)
Provision for certificate reserve:
Additional interest to related parties	2,931	3
Additional interest to third parties	952	1
Total provision for certificate reserve	3,883	4
Net investment loss before income taxes	(963)	(1,260)
Income tax provision	—	—
Net loss	$(963)	$(1,260)

Net loss per share of common stock
Basic and diluted	$(963)	$(1,260)
Weighted average common shares outstanding
Basic and diluted	1,000	1,000

The accompanying notes are an integral part of these Interim Financial Statements.

FIGURE CERTIFICATE COMPANY
STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance at December 31, 2025	1,000	$—	$4,259	$(3,675)	$584
Capital contributions from Parent	—	—	671	—	671
Net loss	—	—	—	(963)	(963)
Balance at March 31, 2026	1,000	$—	$4,930	$(4,638)	$292

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance at December 31, 2024	1,000	$—	$1,126	$(605)	$521
Capital contributions from Parent	—	—	1,157	—	1,157
Net loss	—	—	—	(1,260)	(1,260)
Balance at March 31, 2025	1,000	$—	$2,283	$(1,865)	$418

FIGURE CERTIFICATE COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(963)	$(1,260)
Adjustments to reconcile net loss to net cash provided by operating activities:
Offering costs	—	515
Provision for certificate reserves, related parties	2,931	3
Provision for certificate reserves, third parties	952	1
Operating expenses paid by the Parent	471	787
Net change in assets and liabilities:
Interest receivable	40	—
Prepaid expenses	114	—
Accounts payable	234	199
Accrued expenses	50	(151)
Other payable	21	—
Payable to related party	1,102	—
Payable to officers and directors	19	—
Accrued offering costs	—	(90)
Net cash provided by operating activities	4,971	4
Financing activities:
Issuance of certificates to related parties	263,725	2,530
Issuance of certificates to third parties	266,727	504
Surrender of certificates by related parties	(45,131)	—
Surrender of certificates by third parties	(218,294)	(343)
Direct capital contribution from Parent	—	5
Net cash provided by financing activities	267,027	2,696
Net increase in cash and cash equivalents	271,998	2,700
Cash and cash equivalents, beginning of period	329,526	500
Cash and cash equivalents, end of period	$601,524	$3,200

Supplemental disclosures of non-cash activities:
Indirect contributions for operating expenses paid by Parent on behalf of Company	$471	$787
Contribution due from Parent	200	355
Issuance of certificates for re-invested interest to related parties	2,931	3
Issuance of certificates for re-invested interest to third parties	952	1
In-kind contributions of digital assets from Parent	—	10
In-kind receipts of digital assets for issuance of certificates	—	11
In-kind payments of digital assets for surrender of certificates	—	(2)
Certificate transfers from related party to third party	(41,899)	—
Certificate transfers from third party to related party	65,811	—
Deferred offering costs included in accounts payable	—	109
The accompanying notes are an integral part of these Interim Financial Statements.

FIGURE CERTIFICATE COMPANY
NOTES TO ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)

NOTE 1 – BASIS OF PRESENTATION
Organization and Nature of Operations
Figure Certificate Company (“FCC” or the “Company”) is registered with the SEC under the Investment Company Act of 1940, as amended (“Investment Company Act”), as a face-amount certificate company. Figure Transferable Certificates ("Certificates") issued by FCC are interest-bearing debt securities that entitle the Certificate owner to receive at maturity a stated amount of money and an interest rate equal to the overnight SOFR rate less 35 basis points, with a minimum of 0.00%. The Certificates issued by FCC are not insured by any government agency or other entity. On February 20, 2025, FCC launched the Certificates, called YLDS, as digital asset securities that are issued, surrendered and/or transferred using blockchain technology. YLDS offer holders the ability to earn interest, transfer securities peer-to-peer, and transact anytime.
FCC was incorporated on April 13, 2023 as a Delaware corporation and has been, since its inception, wholly owned by Figure Technologies, LLC (f/k/a Figure Technologies, Inc.) (“FT”). FT is a wholly owned subsidiary of Figure Markets Holding, Inc. (“FMH”), which is a wholly owned subsidiary of Figure Technology Solutions, Inc. ("FTS").
Throughout the financial statements, the term "Parent" is used interchangeably to refer to FT, FMH, or FTS.
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the rules and regulations of the SEC for reporting financial information. The Company is an investment company and follows accounting and reporting guidance governed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair statement of the consolidated results of operations and financial position for the interim periods have been made.
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
These unaudited financial statements should be read in conjunction with the Financial Statements and related notes, together with management's narrative analysis, contained in FCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed on March 20, 2026.
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

FIGURE CERTIFICATE COMPANY
NOTES TO ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
2025. For the three months ended March 31, 2026, the Company’s investment expenses include (i) general and administrative expenses including: custodial fees, director fees and professional service fees and (iii) general and administrative expenses to related parties including: investment advisory and management fees, administration and transfer service fees, and service fees. The Company also incurs interest expense, recorded as provision for certificate reserve. The Company’s CODM reviews the financial information presented on an entity-wide basis for purposes of allocating resources and evaluating financial performance and currently considers net income (loss) as the primary metric of measure for assessing the performance of the Company. Accordingly, for all periods presented, the Company operated as a single segment.
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
Interest Income
The Company currently derives interest income from its investments in money market funds, U.S. Treasury securities and through repurchase agreements that are collateralized by U.S. Treasury securities, using proceeds from the issuance of Figure Transferable Certificates (“Transferable Certificates”). Interest income for the three months ended March 31, 2026 was $3.9 million while in the prior year, the Company earned $4,000 of interest income between the initial public offering of the Figure Certificates on February 20, 2025 through March 31, 2025.
Certificate Reserve Liability
FCC currently issues Figure Transferable Certificates. In the three months ended March 31, 2026, the Company issued $530.5 million of Transferable Certificates including re-invested interest of $3.9 million, and paid $263.4 million for surrendered Transferable Certificates. During the period between the initial public offering of Figure Certificates on February 20, 2025 through March 31, 2025, the Company issued $3.0 million of Transferable Certificates including reinvested interest of $4,000 and paid $345,000 for surrendered Certificates. Transferable Certificates may be surrendered at any time by the holder at face amount, plus accrued interest minus any applicable expenses or fees. Otherwise, Transferable Certificates mature 20 years from the issue date at the face amount, plus accrued interest minus any applicable expenses or fees. Accordingly, Transferable Certificates are interest-bearing debt securities in nature and are classified as certificate reserve liability in the Balance Sheets. No Figure Installment Certificates have been issued since inception. There is no difference between the aggregate fair value and the aggregate unpaid principal balance of Transferable Certificates.
Qualified Assets
In accordance with the Investment Company Act, Section 28, the Company is required to maintain qualified assets with a fair value that exceeds the total of (i) the minimum capital stock requirement of $250,000 and (ii) a reserve for the future obligations associated with its issued face-amount certificates. As of March 31, 2026, the qualified assets of $601.5 million

FIGURE CERTIFICATE COMPANY
NOTES TO ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
exceed the total reserve requirement of $599.7 million as prescribed by Section 28 of the Investment Company Act. As of December 31, 2025, the qualified assets of $329.5 million exceeded the reserve requirement of $328.8 million.
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
Recently Issued Accounting Standards
With the exception of those discussed below, there have not been recent changes in accounting pronouncements issued by the FASB that are applicable to, or adopted by, the Company during the three months ended March 31, 2026.
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
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires new disclosures to disaggregate prescribed natural expenses underlying any income statement caption. This ASU is effective for annual periods in fiscal years beginning after December 15, 2026, and interim periods thereafter. Early adoption is permitted. The ASU applies on a prospective basis for periods beginning after the effective date. However, retrospective application to any or all prior periods presented is permitted. The Company does not expect this ASU to have a material impact on the Financial Statements and disclosures.
NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction with market participants. The Company uses ASC 820, Fair Value Measurement, which includes a three-tier

FIGURE CERTIFICATE COMPANY
NOTES TO ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)
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
The following tables summarize the assets and liabilities in each level of the fair value hierarchy as of March 31, 2026 and December 31, 2025. This table excludes cash, due from Parent, prepaid expenses, accounts payable, accrued expenses, and accrued offering costs as these balances are highly liquid or short-term in nature and as a result, their carrying amounts approximate fair value.

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets (at fair value):
Cash equivalents	$211,268	$389,556	$—	$600,824
Total assets measured at fair value	211,268	389,556	—	600,824

Liabilities (at fair value):
Certificate reserve	—	599,706	—	599,706
Total liabilities measured at fair value	$—	$599,706	$—	$599,706

FIGURE CERTIFICATE COMPANY
NOTES TO ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets (at fair value):
Cash equivalents	$84,647	$242,941	$—	$327,588
Total assets measured at fair value	84,647	242,941	—	327,588

Liabilities (at fair value):
Certificate reserve	—	328,796	—	328,796
Total liabilities measured at fair value	$—	$328,796	$—	$328,796
Cash Equivalents
As of March 31, 2026 the Company held $211.3 million in cash equivalents consisting of U.S. Treasury securities and money market funds. This represents an increase from $84.6 million as of December 31, 2025 which consisted solely of U.S. Treasury securities. At both dates, these holdings were classified as Level 1 assets due to the availability of quoted prices in active markets. The Company invests in repurchase agreements, which are included in cash equivalents and totaled $389.6 million and $242.9 million as of March 31, 2026 and December 31, 2025, respectively. These agreements involve the purchase of U.S. Treasury securities with a simultaneous agreement by the seller to repurchase the securities at a predetermined price on a specified future date. These repurchase agreements are classified within Level 2 of the fair value hierarchy, as their valuation is based on quoted prices for similar assets.
Certificate Reserve Liability
The Certificate reserve, which was $599.7 million and $328.8 million as of March 31, 2026 and December 31, 2025, respectively, is valued using quoted prices for similar assets in active markets. These inputs are observable, and accordingly, the related financial liabilities are classified as Level 2.
NOTE 4 – CERTIFICATE RESERVE LIABILITY
The following tables summarize the fair value of the activities of the Certificate reserve liability for the three months ended March 31, 2026 and 2025:

Certificate reserve liability at December 31, 2024	$—
Issuance	3,045
Surrender	(345)
Re-invested interest	4
Certificate reserve liability at March 31, 2025	$2,704

Certificate reserve liability at December 31, 2025	$328,796
Issuance	530,452
Surrender	(263,425)
Re-invested interest	3,883
Certificate reserve liability at March 31, 2026	$599,706
NOTE 5 – STOCKHOLDER'S EQUITY
Common Stock
Pursuant to the certificate of incorporation dated April 13, 2023, the Company had a total of 1,000 shares of common stock authorized for issuance with par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, the Company had 1,000 shares of common stock issued and outstanding. As of March 31, 2026, Figure Technologies, LLC is the sole stockholder of the Company.

FIGURE CERTIFICATE COMPANY
NOTES TO ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)
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
For the three months ended March 31, 2026, the Parent contributed $471,000 toward the Company’s operational invoices. The $471,000 of payments by the Parent for operating expenses have been recorded as a part of the indirect capital contributions from Parent in additional paid-in capital.
For the three months ended March 31, 2025, the Parent made a direct contribution in the amount of $5,000, provided $10,000 in digital assets as an in-kind contribution and paid $787,000 in operating expenses to vendors on behalf of the Company. The $787,000 of payments by the Parent for operating expenses have been recorded as a part of the indirect capital contributions from Parent in additional paid-in capital.
As of March 31, 2026 and December 31, 2025, the Parent and affiliate entities controlled by the Parent held $473.0 million and $252.3 million of Certificates, respectively, which includes approximately $15,700 and $17,100, respectively, of Certificates held by certain members of the board of directors and executive management.
For the three months ended March 31, 2026 and 2025, activity related to Certificate issuance for the Parent and affiliate entities was $263.7 million and $2.5 million, respectively, while activity related to Certificate surrender for the Parent and affiliate entities was $(45.1) million and zero, respectively. Interest expense for related party Certificate holders was $2.9 million and $3,000 during the three months ended March 31, 2026 and 2025 and is recorded as "Additional interest to related parties" on the Statements of Operations.
In connection with FCC’s business of issuing and distributing Certificates and managing the assets that back the Certificates, the Company utilizes a number of service providers, who are the Company’s related parties, to provide asset management and administrative services, distribution, transfer agent services, and custody as noted below.
Democratized Prime
In June 2025, Figure Lending, LLC (“Figure Lending”) participated in an on-chain senior lending facility, which is collateralized by home equity lines of credit ("HELOCs") that were owned by Figure Lending and operates through the Democratized Prime marketplace. As of March 31, 2026 and December 31, 2025, there were $352.0 million and $197.9 million, respectively, of Certificates that were lent into the Democratized Prime platform. These balances include $— million and $10.0 million by a related entity and $0.5 million and $0.4 million by certain members of the board of directors at March 31, 2026 and December 31, 2025, respectively.
Investment Advisor
Figure Investment Advisors, LLC (“Advisor”) serves as an investment adviser to FCC pursuant to an advisory agreement. Prior to October 1, 2025, FCC paid the Advisor 0.25% on net invested assets under management for its services, paid on a monthly basis. Effective October 1, 2025, FCC pays the Advisor 0.15% on net invested assets under management, paid on a monthly basis.
In addition to the monthly management fee based on net invested assets, the Advisor also receives a fee for managing and any servicing of bank loans, which has not yet occurred as of March 31, 2026. That fee is 0.20% of the book value of the bank loans, paid on an annual basis and accrued on a monthly basis.
Advisory fees to the Advisor were $326,000 for the three months ended March 31, 2026. There were nominal advisory fees paid for the period from commencement of investment operations and initial public offering of the Figure Certificates on February 20, 2025 through March 31, 2025. These costs are included in investment advisory and management fees on the Statements of Operations. The Parent paid the Advisor for the advisory fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.

FIGURE CERTIFICATE COMPANY
NOTES TO ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
Administrator & Transfer Agent
Figure Equity Solutions, Inc. ("FES") is the administrator and transfer agent pursuant to agreements with FCC. Under the agreements, FES maintains Certificate owner accounts and records and provides administrative services. For transfer agent services, FCC pays a monthly fee of $5,000. FCC has not incurred any fees under the administrator agreement with FES.
Fees paid to FES for transfer agent services were $15,000 for the three months ended March 31, 2026 and were $10,000 for period from February 20, 2025 through March 31, 2025 and are included in administration and transfer agent fees on the Statements of Operations. The Parent paid FES for the transfer agent fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.
AML / KYC Service Provider
Figure Payments Corporation ("Figure Pay") is FCC’s AML / KYC service provider pursuant to an agreement with FCC. Under the AML/KYC Service Provider Agreement, Figure Pay conducts AML and KYC reviews on all Certificate investors as set forth in FCC’s AML/KYC Program. FCC pays Figure Pay a $2.00 fee per review for this service.
Fees incurred for AML / KYC services provided by Figure Pay were approximately $16,000 for the three months ended March 31, 2026 and less than $1,000 for the period from February 20, 2025 through March 31, 2025. The fees are recorded in "Service fees" on the Statements of Operations. The Parent paid Figure Pay for the AML/KYC fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.
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
Gas fees owed to Provenance were approximately $3,000 for the three months ended March 31, 2026 and were nominal for the period from February 20, 2025 through March 31, 2025. This fee is included in service fees on the Statements of Operations. The Parent paid Provenance for the gas fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.
NOTE 7 – INCOME TAXES
For the three months ended March 31, 2026 and 2025, the Company calculated its year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date Net investment loss before income taxes and adjusted the Income tax provision for discrete tax items recorded in the period.
During the three months ended March 31, 2026 and 2025, the Company recorded no income tax expense. The Company’s reported effective tax rates were 0.0% for the three months ended March 31, 2026 and 2025. The Company's effective tax rates differ from statutory rates primarily due to the absence of taxable income to realize the Company's net operating losses and other deferred tax assets.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realizability of the Company's deferred tax assets, in each jurisdiction, is dependent upon the generation of future taxable income sufficient to utilize the deferred tax assets on income tax returns, including the reversal of existing temporary differences, historical and projected operating

FIGURE CERTIFICATE COMPANY
NOTES TO ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
results and tax planning strategies. As of March 31, 2026 and 2025, the Company believed that it was more likely than not that the net deferred tax assets would be realizable and thus maintained a full valuation allowance.
NOTE 8 – EARNINGS PER SHARE
Basic and diluted net income (loss) per share is computed by dividing net income (loss) attributable to the Company by the weighted-average number of shares of common stock outstanding during the period. As the Company reported losses for the three months ended March 31, 2026 and 2025, and there were no shares outstanding or authorized that could be potentially dilutive during those periods, there is no difference between basic and diluted shares outstanding.
Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(963)	$(1,260)
Denominator:
Weighted average common shares outstanding	1,000	1,000
Net loss per share of common stock	$(963)	$(1,260)
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
In accordance with the Investment Company Act, Section 28(b), FCC is required to maintain qualified assets of $599.7 million in cash and cash equivalents as of March 31, 2026. The investments must exceed or equal the total of (i) the minimum capital stock requirement of $250,000 and (ii) a reserve for the future obligations associated with issued face-amount certificates. As of March 31, 2026, the qualified assets of $601.5 million exceed the total reserve requirement of

FIGURE CERTIFICATE COMPANY
NOTES TO ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
$599.7 million as prescribed by Section 28 of the Investment Company Act. As of December 31, 2025, qualified assets of $329.5 million exceeded the reserve requirement of $328.8 million.
NOTE 10 – FINANCIAL HIGHLIGHTS
Financial highlights are shown below for the periods presented. Dollar values are stated per share outstanding throughout the year.

	Three Months Ended March 31, 2026	Year Ended		Period from Inception (April 13, 2023) to December 31, 2023
		December 31, 2025	December 31, 2024
Net asset value, beginning of period	$584	$521	$428	$—
Investment operations:
Net investment loss	(963)	(3,070)	(574)	(31)
Total from investment operations	(963)	(3,070)	(574)	(31)
Payments by affiliates	671	3,133	667	459
Net asset value, end of period	$292	$584	$521	$428

Total return %(A)(B)	(50.0)%	12.1%	21.7%	n.a.

Ratios/Supplemental Data:
Ratio of expenses to average net assets(C)(E)	(661.3)%	924.1%	168.3%	15.1%
Ratio of net investment loss to average net assets(D)(E)	131.0%	(652.6)%	(168.3)%	(15.1)%
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

NOTE 11 – SUBSEQUENT EVENTS
The following events occurred subsequent to March 31, 2026 through May 14, 2026, the date at which the Company’s Interim Financial Statements were available to be issued:
Subsequent to March 31, 2026, the parent made an additional capital contribution of $200,000 that was collected prior to the issuance of the financial statements. The Company recorded this as a receivable and corresponding paid in capital contribution as of March 31, 2026 in accordance with ASC 505-10-45-2.

SUPPLEMENTARY SCHEDULES
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
Schedule I

Regulation S-X, Rule 12-21—Investment in securities of unaffiliated issuers as of March 31, 2026
Name of Issuer	Maturity Date	Principal Amount (debt) or Number of Shares (Equity)	(c) Cost	(d) Value of item at close of period
Money Market Fund
Goldman Sachs Financial Square			$2,362	$2,362
Government Bonds
United States Treasury Bill	4/7/2026	$10,000	9,947	9,947
United States Treasury Bill	4/16/2026	30,000	29,881	29,881
United States Treasury Bill	4/23/2026	20,000	19,914	19,914
United States Treasury Bill	4/28/2026	40,000	39,775	39,775
United States Treasury Bill	4/30/2026	20,000	19,882	19,882
United States Treasury Bill	5/5/2026	20,000	19,888	19,888
United States Treasury Bill	5/7/2026	20,000	19,900	19,900
United States Treasury Bill	5/19/2026	50,000	49,719	49,719
Repurchase Agreements(1)
UMB Bank N.A. (collateralized by U.S. Treasury securities)	4/1/2026		389,556	389,556
Total			$600,824	$600,824
(1) The Company has a master repurchase agreement with Hidden Road Partners CIV US LLC; however, as of March 31, 2026, no investment transactions had been executed under the arrangement.
Schedule V

Regulation S-X, Rule 12-27—Qualified Assets on Deposit as of March 31, 2026
(a) Name of depositary	(b) Cash	(c) Investments in Securities	(d) First mortgages and other first liens on real estate	(e) Other	(f) Total
UMB Bank N.A.	$—	$600,824	$—	$—	$600,824
Flagstar Bank, N.A.	700	—	—	—	700
Total	$700	$600,824	$—	$—	$601,524

Schedule VI

Regulation S-X, Rule 12-26—reconciliation of certificate liability activity
	(b) Balance at beginning of period (January 1, 2026)			(c) Additions			(d) Deductions			(e) Balance at close of period (March 31, 2026)
(a) Description	(1) Number of accounts with security bidders	(2) Amount of maturity value	(3) Amount of reserves	(1) Charged to profit and loss or income	(2) Reserve payments by certificate holders	(3) Charged to other accounts describe	(1) Maturities	(2) Cash surrenders prior to maturity	(3) Other— describe	(1) Number of accounts with security holders	(2) Amount of maturity value	(3) Amount of reserves
Figure Transferable Certificates	1,768	$328,796	$328,796	$—	$530,452	$3,883	$—	$(263,425)	$—	2,927	$599,706	$599,706
Figure Installment Certificates	—	$—	$—	$—	$—	$—	$—	$—	$—	—	$—	$—
(c)(3) - Re-invested interest for issuance of Certificates

Schedule VIII

Regulation S-X, Rule 12-25 disclosure—Supplementary profit and loss information For the Three Months Ended March 31, 2026
(a) Item	(b) Charged to investment expense	(c) Charged to other accounts		(d) Total
		(1)—Account	(2)—Amount
Legal expenses	$344	$—	$—	$344
Total	$344	—	$—	$344

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS
You should read the following discussion and analysis of our financial condition and results of operations together with our Interim Financial Statements and the related notes appearing elsewhere in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the section titled “Special Note Regarding Forward-Looking Statements” and refer to Part 1, Item 1A. -“Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Management's Narrative Analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instructions H(2)(a) of Form 10-Q.
Current Macroeconomic Environment
FCC operates within a dynamic macroeconomic environment shaped by conditions in the United States and global economies, including changes in interest and inflation rates, volatility in financial markets, foreign exchange rate fluctuations, geopolitical developments, public health events, competitive dynamics, evolving client and customer behaviors and preferences, and ongoing regulatory and legislative developments. These broader economic and market forces have influenced, and are expected to continue to influence, FCC’s financial condition, operating performance and overall results. FCC’s performance may also be impacted by the risks described under the heading "Risk Factors" in our Annual Report on Form 10-K filed on March 20, 2026
Significant Accounting Policies and Recent Accounting Pronouncements
Refer to Note 2, "Summary of Significant Accounting Policies", in the Notes to Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a complete discussion of our significant accounting policies and critical accounting estimates as well as recent accounting pronouncements and their expected impact on FCC's future results of operations or financial condition. The preparation of the Interim Financial Statements is in conformity with U.S. GAAP.
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
The Company reported a net loss of $1.0 million for the three months ended March 31, 2026 compared to a net loss of $1.3 million for the three months ended March 31, 2025. This increase was primarily due to increased investment income, partially offset by an increase in the provision for certificate reserve.
Investment income for the three months ended March 31, 2026 was $3.9 million, consisting of interest income earned on proceeds from the issuance of Certificates that were invested in money market funds, U.S. Treasury securities and repurchase agreements. In the prior year, the Company earned $4,000 of interest income between the initial public offering of the Figure Certificates on February 20, 2025 through March 31, 2025.
Investment expenses decreased by $0.3 million for the three months ended March 31, 2026 compared to the same period in 2025. The decrease was primarily attributable to the absence of offering and organization costs in the current period, partially offset by higher professional service fees and investment advisory and management fees. The $0.7 million decrease in offering cost expense was attributable to the offering costs incurred as a result of the public offering of

Certificates and the commencement of investment operations in February 2025. Organizational costs decreased by $0.3 million compared to the prior year, reflecting the cessation of start-up costs upon the commencement of investment operations in the first quarter, after which no additional organizational costs were incurred. The $0.3 million increase in professional service fees was mainly attributable to increased legal, audit and accounting expenses, while the $0.3 million increase in investment advisory and management fees was a direct result of the increased volume of invested assets being managed by the Advisor compared to the prior year period.
Interest expense, recorded to "Provision for certificate reserve" on the Statements of Operations, accrues daily based on the amount of Figure Certificates outstanding and was $3.9 million for the three months ended March 31, 2026 compared to $4,000 between the initial public offering of the Figure Certificates on February 20, 2025 through March 31, 2025.
FCC did not record an income tax expense or benefit for the three months ended March 31, 2026 or 2025 due to its net loss for both periods and the full valuation allowance recorded against its net deferred tax assets. See Note 7 for additional information on income taxes.
Fair Value Measurements
FCC reports certain assets and liabilities at fair value; specifically cash equivalents and Certificate reserve liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction with market participants. FCC uses actual market prices, or observable inputs, in its fair value measurements to the extent available. See Note 3 of the accompanying notes to our Interim Financial Statements on this Form 10-Q for additional information regarding FCC's fair value measurements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO each concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q and designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms and is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1. LEGAL PROCEEDINGS
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
Please refer to Note 9 of the accompanying notes to our Interim Financial Statements for additional information on commitments and contingencies.
ITEM 1A. RISK FACTORS
The risks described under the heading "Risk Factors" in our Annual Report on Form 10-K filed on March 20, 2026 could materially and adversely affect our business, financial condition, results of operations, cash flows and future prospects. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business. There have been no material changes to the risk factors previously disclosed in the Form 10-K filed on March 20, 2026.
You should carefully read and consider such risks, together with all of the information in our Form 10-K, in this Quarterly Report on Form 10-Q including the disclosures in the section titled "Management's Narrative Analysis" and in our interim financial statements and related notes, and in the other documents that we file with the SEC.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2*	Certification of Chief Financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1*	Figure Technology Solutions, Inc. financial support commitment letter, dated March 31, 2026.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
* Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

FIGURE CERTIFICATE COMPANY

Date: May 14, 2026	By:	/s/ Michael Tannenbaum
Michael Tannenbaum
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Macrina Kgil
Macrina Kgil
Chief Financial Officer
(Principal Financial and Accounting Officer)