Form 10-Q
period 2026-06-30
Figure Certificate Co
filed 2026-08-14
CIK 1974395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
As of August 13, 2026, the number of shares of the registrant’s common stock outstanding was 1,000.
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
Forward-looking statements, including statements such as “we believe” and similar statements, are based on our management’s current beliefs, opinions and assumptions and on information currently available as of the date of this Report. Such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” in our Post-Effective Amendment Number 2 to the Registration Statement on Form S-1 declared effective on April 24, 2026, as amended to date and from time to time, including the definitive Prospectus filed pursuant to Rule 497(c) dated as of April 24, 2026, and elsewhere in this Form 10-Q, as well as those set forth in our most recently filed audited financial statements for the fiscal year ended December 31, 2025 included in the Annual Report on

Form 10-K filed on March 20, 2026. Other sections of this Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive, heavily regulated and rapidly changing environment. New risks emerge from time to time, and it is not possible for our management to predict all risks that we may face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause our actual results to differ from those contained in, or implied by, any forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1. INTERIM FINANCIAL STATEMENTS
FIGURE CERTIFICATE COMPANY
BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents (includes qualified assets of $561,627 and $329,526)	$561,627	$329,526
Interest receivable	283	87
Receivable from related party	—	20
Other receivable	10	—
Prepaid expense	80	170
Total assets	$562,000	$329,803

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Certificate reserve:
Fully paid certificates, related parties	$477,536	$252,282
Fully paid certificates, third parties	78,497	75,911
Accrued interest to related parties	1,231	404
Accrued interest to third parties	230	199
Total certificate reserve	557,494	328,796
Accounts payable	401	204
Accrued expenses	184	120
Other payable	—	49
Payable to related party	2,839	—
Payable to officers and directors	88	50
Total liabilities	561,006	329,219
Commitments and contingencies (Note 9)
Stockholder's equity:
Common stock, $0.0001 par value per share, 1,000 shares authorized, issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	5,477	4,259
Accumulated deficit	(4,483)	(3,675)
Total stockholder's equity	994	584
Total liabilities and stockholder's equity	$562,000	$329,803

The accompanying notes are an integral part of these Interim Financial Statements.

FIGURE CERTIFICATE COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
Interest income	$5,060	$35	$8,959	$39
Investment expenses:
Sales and marketing	—	—	—	4
General and administrative expenses:
Custodial fees	5	5	19	10
Director fees	19	19	38	38
Professional service fees	447	754	1,032	1,035
Offering cost expense	—	—	—	686
Organizational costs	—	—	—	254
General and administrative expense to related parties:
Investment advisory and management fees	(38)	2	288	2
Administration and transfer agent fees	15	15	30	25
Service fees	21	—	41	1
Total investment expenses	469	795	1,448	2,055
Net investment income (loss) before provision for certificate reserves and income taxes	4,591	(760)	7,511	(2,016)
Provision for certificate reserve:
Additional interest to related parties	3,541	27	6,472	30
Additional interest to third parties	895	3	1,847	4
Total provision for certificate reserve	4,436	30	8,319	34
Net investment income (loss) before income taxes	155	(790)	(808)	(2,050)
Income tax provision	—	—	—	—
Net income (loss)	$155	$(790)	$(808)	$(2,050)

Net income (loss) per share of common stock
Basic and diluted	$155	$(790)	$(808)	$(2,050)
Weighted average common shares outstanding
Basic and diluted	1,000	1,000	1,000	1,000

The accompanying notes are an integral part of these Interim Financial Statements.

FIGURE CERTIFICATE COMPANY
STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance at March 31, 2026	1,000	$—	$4,930	$(4,638)	$292
Capital contributions from Parent	—	—	547	—	547
Net income	—	—	—	155	155
Balance at June 30, 2026	1,000	$—	$5,477	$(4,483)	$994

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance at March 31, 2025	1,000	$—	$2,283	$(1,865)	$418
Capital contributions from Parent	—	—	676	—	676
Net loss	—	—	—	(790)	(790)
Balance at June 30, 2025	1,000	$—	$2,959	$(2,655)	$304

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance at December 31, 2025	1,000	$—	$4,259	$(3,675)	$584
Capital contributions from Parent	—	—	1,218	—	1,218
Net loss	—	—	—	(808)	(808)
Balance at June 30, 2026	1,000	$—	$5,477	$(4,483)	$994

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance at December 31, 2024	1,000	$—	$1,126	$(605)	$521
Capital contributions from Parent	—	—	1,833	—	1,833
Net loss	—	—	—	(2,050)	(2,050)
Balance at June 30, 2025	1,000	$—	$2,959	$(2,655)	$304
The accompanying notes are an integral part of these Interim Financial Statements.

FIGURE CERTIFICATE COMPANY
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(808)	$(2,050)
Adjustments to reconcile net loss to net cash provided by operating activities:
Offering costs	—	515
Provision for certificate reserves, related parties	6,472	30
Provision for certificate reserves, third parties	1,847	4
Operating expenses paid by the Parent	1,018	1,340
Net change in assets and liabilities:
Interest receivable	(196)	—
Other receivable	(10)	—
Receivable from related party	20	—
Prepaid expenses	90	(7)
Accounts payable	197	145
Accrued expenses	64	147
Other payable	(49)	—
Payable to related party	2,839	—
Payable to officers and directors	38	—
Accrued offering costs	—	(90)
Net cash provided by operating activities	11,522	34
Financing activities:
Issuance of certificates to related parties	539,420	2,608
Issuance of certificates to third parties	443,747	1,973
Surrender of certificates by related parties	(319,812)	(5)
Surrender of certificates by third parties	(442,976)	(592)
Direct capital contribution from Parent	200	205
Net cash provided by financing activities	220,579	4,189
Net increase in cash and cash equivalents	232,101	4,223
Cash and cash equivalents, beginning of period	329,526	500
Cash and cash equivalents, end of period	$561,627	$4,723

Supplemental disclosures of non-cash activities:
Indirect contributions for operating expenses paid by Parent on behalf of Company	$1,018	$1,340
Contribution due from Parent	—	278
Issuance of certificates for re-invested interest to related parties	6,472	30
Issuance of certificates for re-invested interest to third parties	1,847	4
In-kind contributions of digital assets from Parent	—	10
In-kind receipts of digital assets for issuance of certificates	—	44
In-kind payments of digital assets for surrender of certificates	—	54
Certificate transfers from related party to third party	(9,794)	(477)
Certificate transfers from third party to related party	40,011	1,436
The accompanying notes are an integral part of these Interim Financial Statements.

FIGURE CERTIFICATE COMPANY
NOTES TO ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)

NOTE 1—BASIS OF PRESENTATION
Organization and Nature of Operations
Figure Certificate Company (“FCC” or the “Company”) is registered with the SEC under the Investment Company Act of 1940, as amended (“Investment Company Act”), as a face-amount certificate company. Figure Transferable Certificates (“Transferable Certificates”) issued by FCC are interest-bearing debt securities that entitle the certificate owner to receive at maturity a stated amount of money and an interest rate equal to the overnight SOFR rate less 35 basis points, with a minimum of 0.00%. The certificates issued by FCC are not insured by any government agency or other entity.
FCC was incorporated on April 13, 2023 as a Delaware corporation and has been, since its inception, wholly owned by Figure Technologies, LLC (f/k/a Figure Technologies, Inc.) (“FT”). FT is a wholly owned subsidiary of Figure Markets Holding, Inc. (“FMH”), which is a wholly owned subsidiary of Figure Technology Solutions, Inc. (“FTS”).
Throughout the financial statements, the term “Parent” is used interchangeably to refer to FT, FMH, or FTS.
On February 20, 2025, FCC launched Transferable Certificates, called YLDS, as digital asset securities that are issued, surrendered and/or transferred using blockchain technology. YLDS offer holders the ability to earn interest, transfer securities peer-to-peer, and transact anytime.
FCC currently issues Transferable Certificates and intends to issue Figure Installment Certificates (“Installment Certificates”) in the future. Transferable Certificates and Installment Certificates are referred to herein, individually or together, as the context may require, as “Certificates.”
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Balance Sheets and reported amounts of income and expense during the reporting periods. Actual results could differ from those estimates. The carrying amounts of the assets and liabilities recorded in the accompanying Balance Sheets approximate their respective fair values due to their short maturities and the election of the fair value option for Transferable Certificates. Management believes the fair value option is more meaningful to users of the financial statements and aligns with the measurement of investments in cash equivalents.
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

FIGURE CERTIFICATE COMPANY
NOTES TO ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Cash consists of bank deposits, and the Company’s cash balances at times may exceed insurable amounts. Cash equivalents, defined as highly liquid financial instruments purchased with original maturities of three months or less, consist of money market funds, short dated U.S. Treasury securities, and short-term repurchase agreements. The Company may hold cash in a Figure Payments Corporation (“Figure Pay” or “Pay”) account at Lead Bank for Transferable Certificates purchases that will be paid to FCC. Figure Pay is an affiliate of FCC that is also wholly owned by the Parent. The Company considers cash held at Lead Bank on behalf of the Company as cash of the Company.
Fair Value of Financial Instruments
As more fully discussed in “Note 3—Fair Value of Financial Instruments” financial assets and liabilities recorded at fair value in the Financial Statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels described in ASC 820, Fair Value Measurement, are utilized to evaluate the Company's financial instruments which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities.
Interest Income
The Company currently derives interest income from its investments in money market funds, U.S. Treasury securities and through repurchase agreements that are collateralized by U.S. Treasury securities, using proceeds from the issuance of Transferable Certificates. Interest income for the three and six months ended June 30, 2026 was $5.1 million and $9.0 million, respectively. In the prior year, the Company earned $35 thousand of interest income in the three months ended June 30, 2025 and $39 thousand between the initial public offering of the Transferable Certificates on February 20, 2025 through June 30, 2025.
Certificate Reserve Liability
FCC currently issues Transferable Certificates, which may be surrendered at any time by the holder at face amount, plus accrued interest minus any applicable expenses or fees. Otherwise, Transferable Certificates mature 20 years from the issue date at the face amount, plus accrued interest minus any applicable expenses or fees. Accordingly, Transferable Certificates are interest-bearing debt securities in nature and are classified as certificate reserve liability in the Balance Sheets. No Installment Certificates have been issued since inception. There is no difference between the aggregate fair value and the aggregate unpaid principal balance of Transferable Certificates.
In the three months ended June 30, 2026, the Company issued $452.7 million of Transferable Certificates including re-invested interest of $4.4 million, and paid $499.4 million for surrendered Transferable Certificates. In the six months ended June 30, 2026, the Company issued $983.2 million of Transferable Certificates including re-invested interest of $8.3 million, and paid $762.8 million for surrendered Transferable Certificates. During the three months ended June 30, 2025, the Company issued $1.5 million of Transferable Certificates including re-invested interest of $30 thousand, and paid $0.3 million for surrendered Transferable Certificates. During the period between the initial public offering of Transferable Certificates on February 20, 2025 through June 30, 2025, the Company issued $4.6 million of Transferable Certificates including reinvested interest of $34 thousand and paid $0.6 million for surrendered Transferable Certificates.
Qualified Assets
In accordance with the Investment Company Act, Section 28, the Company is required to maintain qualified assets with a fair value that meets or exceeds the total of (i) the minimum capital stock requirement of $250,000 and (ii) a reserve for the future obligations associated with its issued face-amount certificates (together, the “Reserve Requirement”). As of June 30, 2026, the Company’s qualified assets (comprising cash, cash equivalents, and interest receivable) totaled $561.9 million which exceeded the Reserve Requirement of $557.7 million prescribed by Section 28 of the Investment Company Act. As of December 31, 2025, the qualified assets of $329.5 million exceeded the Reserve Requirement on that date of $329.0 million.

FIGURE CERTIFICATE COMPANY
NOTES TO ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
Investment Advisory, Administration, Transfer Agent, AML/KYC Service and Gas Fees Due to Related Parties
The Company may incur certain investment advisory and management, administration, transfer agent and anti-money-laundering (“AML”)/ know-your-customer (“KYC”) service fees, and gas fees with related party service providers. The Company expenses such fees as incurred. See “Note 6—Related Party Transactions” for more details on related party transactions.
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
Segments
The Company functions as a single operating segment, and the chief operation decision maker (“CODM”) evaluates financial performance and allocates resources based on “Net income (loss)”, with the significant expense categories and revenue streams reviewed by the CODM consistent with those presented within the financial statements herein. The Company's CODM is its Chief Executive Officer (“CEO”), who reviews financial information presented on an entity-wide basis for purposes of allocating resources and evaluating financial performance. Currently, the CODM considers “Net income (loss)” per the Statements of Operations as the primary metric of measure for assessing the performance of the Company. Accordingly, for all periods presented, the Company operated as a single segment with one reportable unit. A reconciliation of segment “Net investment income (loss) before income taxes” is therefore not necessary. Substantially all of the Company's revenues and assets are attributable to operations within the United States.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
NOTE 3—FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following tables summarize the assets and liabilities in each level of the fair value hierarchy as of June 30, 2026 and December 31, 2025. This table excludes cash, due from Parent, prepaid expenses, accounts payable, accrued expenses, and accrued offering costs as these balances are highly liquid or short-term in nature and as a result, their carrying amounts approximate fair value.

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets (at fair value):
Cash equivalents	$273,078	$282,361	$—	$555,439
Total assets measured at fair value	273,078	282,361	—	555,439

Liabilities (at fair value):
Certificate reserve	—	557,494	—	557,494
Total liabilities measured at fair value	$—	$557,494	$—	$557,494

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
Cash Equivalents
As of June 30, 2026 the Company held $273.1 million in cash equivalents consisting of U.S. Treasury securities. This represents an increase from $84.6 million as of December 31, 2025. At both dates, these holdings were classified as Level 1 assets due to the availability of quoted prices in active markets. The Company invests in repurchase agreements, which are included in cash equivalents and totaled $282.4 million and $242.9 million as of June 30, 2026 and December 31, 2025, respectively. These agreements involve the purchase of U.S. Treasury securities with a simultaneous agreement by the seller to repurchase the securities at a predetermined price on a specified future date. These repurchase agreements are classified within Level 2 of the fair value hierarchy, as their valuation is based on quoted prices for similar assets.
Certificate Reserve Liability
The Certificate reserve, which was $557.5 million and $328.8 million as of June 30, 2026 and December 31, 2025, respectively, is valued using quoted prices for similar assets in active markets. These inputs are observable, and accordingly, the related financial liabilities are classified as Level 2.

FIGURE CERTIFICATE COMPANY
NOTES TO ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
NOTE 4—CERTIFICATE RESERVE LIABILITY
The following tables summarize the fair value of the activities of the Certificate reserve liability for the periods presented:

Certificate reserve liability at March 31, 2025	$2,704
Issuance	1,536
Surrender	(262)
Re-invested interest	30
Certificate reserve liability at June 30, 2025	$4,008

Certificate reserve liability at March 31, 2026	$599,706
Issuance	452,715
Surrender	(499,363)
Re-invested interest	4,436
Certificate reserve liability at June 30, 2026	$557,494

Certificate reserve liability at December 31, 2024	$—
Issuance	4,581
Surrender	(607)
Re-invested interest	34
Certificate reserve liability at June 30, 2025	$4,008

Certificate reserve liability at December 31, 2025	$328,796
Issuance	983,167
Surrender	(762,788)
Re-invested interest	8,319
Certificate reserve liability at June 30, 2026	$557,494
NOTE 5—STOCKHOLDER'S EQUITY
Common Stock
Pursuant to the certificate of incorporation dated April 13, 2023, the Company had a total of 1,000 shares of common stock authorized for issuance with par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, the Company had 1,000 shares of common stock issued and outstanding. As of June 30, 2026, Figure Technologies, LLC is the sole stockholder of the Company.
NOTE 6—RELATED PARTY TRANSACTIONS
Parent
The Company has been managed and operated in the normal course of business by its Parent, who makes payments to vendors on behalf of the Company for general and administrative expenses, offering costs and organizational costs. These payments from the Parent are shown within additional paid-in capital on the Balance Sheets.
For the three and six months ended June 30, 2026, the Parent made a direct capital contribution in the amount of $0.2 million and $0.2 million and contributed $0.5 million and $1.0 million toward the Company’s operational invoices, respectively. The $0.5 million and $1.0 million of payments by the Parent for operating expenses have been recorded as a part of the indirect capital contributions from Parent in additional paid-in capital.
For the three months ended June 30, 2025, the Parent made a direct contribution in the amount of $0.2 million to the Company and paid $0.6 million in operating expenses to vendors on behalf of the Company. For the six months ended June 30, 2025, the Parent made a direct contribution in the amount of $0.2 million to the Company, provided $10 thousand

FIGURE CERTIFICATE COMPANY
NOTES TO ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
in digital assets as an in-kind contribution to the Company (as first disclosed on the Company’s Form 10-Q for the quarterly period ended March 31, 2025), and paid $1.3 million in operating expenses to vendors on behalf of the Company, respectively.
As of June 30, 2026 and December 31, 2025, the Parent and affiliate entities held $477.5 million and $252.3 million of Transferable Certificates, respectively, which includes approximately $32 thousand and $17 thousand, respectively, of Transferable Certificates held by certain members of the board of directors and executive management.
For the three and six months ended June 30, 2026, activity related to Transferable Certificate issuance for the Parent and affiliate entities was $275.7 million and $539.4 million, respectively, while activity related to Transferable Certificate surrender for the Parent and affiliate entities was $274.7 million and $319.8 million, respectively. Interest expense for related party Transferable Certificate holders was $3.5 million and $6.5 million during the three and six months ended June 30, 2026 and is recorded as “Additional interest to related parties” on the Statements of Operations.
For the three and six months ended June 30, 2025, activity related to Transferable Certificate issuance for the Parent and affiliate entities was $0.1 million and $2.6 million, respectively, while activity related to Transferable Certificate surrender for the Parent and affiliate entities was $5 thousand for both periods. Interest expense for related party Transferable Certificate holders was $27 thousand and $30 thousand during the three and six months ended June 30, 2025 and is recorded as “Additional interest to related parties” on the Statements of Operations.
In connection with FCC’s business of issuing and distributing Transferable Certificates and managing the assets that back the Transferable Certificates, the Company utilizes a number of service providers, some of which are the Company’s related parties, to provide asset management and administrative services, transfer agent services, and custody as noted below.
Democratized Prime
In June 2025, Figure Lending, LLC (“Figure Lending”) participated in an on-chain senior lending facility, which is collateralized by home equity lines of credit (“HELOCs”) that were owned by Figure Lending and operates through the Democratized Prime marketplace. As of June 30, 2026 and December 31, 2025, there were $347.8 million and $197.9 million, respectively, of Transferable Certificates that were lent by Transferable Certificates holders into the Democratized Prime platform. These balances include zero and $10.0 million by a related entity and zero and $0.4 million by certain members of the board of directors at June 30, 2026 and December 31, 2025, respectively.
Investment Advisor
Figure Investment Advisors, LLC (“Advisor”) serves as an investment adviser to FCC pursuant to an advisory agreement. Prior to October 1, 2025, the Company paid the Advisor a fee representing 0.25% of the net invested assets under management for the Advisor's services. From October 1, 2025 through April 1, 2026, this fee was decreased to 0.15% of the net invested assets under management. Effective April 1, 2026, the Company pays the Advisor a fee representing 0.10% of the net invested assets under management, paid on a monthly basis.
In addition to the monthly management fee based on net asset value of the Company's assets, the Advisor also receives a fee for managing and any servicing of bank loans, which has not yet occurred as of June 30, 2026. That fee is 0.20% of the book value of the bank loans, paid on an annual basis and accrued on a monthly basis.
Advisory fees to the Advisor were $(38) thousand and $0.3 million for the three and six months ended June 30, 2026, respectively. The net credit balance of $38 thousand for the three months ended June 30, 2026 reflects adjusting entries made in the current period to reverse excess expense recorded in prior periods. Advisory fees were $2 thousand for both the three months ended June 30, 2025 and for the period from commencement of investment operations and initial public offering of the Transferable Certificates on February 20, 2025 through June 30, 2025. These costs are included in investment advisory and management fees on the Statements of Operations. The Parent paid the Advisor for the advisory fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.
Administrator & Transfer Agent
Figure Equity Solutions, Inc. (“FES”) is the administrator and transfer agent pursuant to agreements with FCC. Under the agreements, FES maintains Certificate owner accounts and records and provides administrative services. For transfer agent

FIGURE CERTIFICATE COMPANY
NOTES TO ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
services, FCC pays a monthly fee of $5 thousand. FCC has not incurred any fees under the administrator agreement with FES.
Fees paid to FES for transfer agent services were $15 thousand and $30 thousand for the three and six months ended June 30, 2026, respectively and are included in administration and transfer agent fees on the Statements of Operations. Fees paid to FES for transfer agent services were $15 thousand for the three months ended June 30, 2025 and $25 thousand for period from February 20, 2025 through June 30, 2025. The Parent paid FES for the transfer agent fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.
AML / KYC Service Provider
Figure Payments Corporation (“Figure Pay”) is FCC’s AML / KYC service provider pursuant to an agreement with FCC. Under the AML/KYC Service Provider Agreement, Figure Pay conducts AML and KYC reviews on all Certificate investors as set forth in FCC’s AML/KYC Program. FCC pays Figure Pay a $2.00 fee per review for this service.
Fees incurred for AML / KYC services provided by Figure Pay were approximately $20 thousand and $36 thousand for the three and six months ended June 30, 2026, respectively. Fees incurred for AML / KYC services provided by Figure Pay were nominal for the three months ended June 30, 2025 and were approximately $1 thousand for the period from February 20, 2025 through June 30, 2025. The fees are recorded in “Service fees” on the Statements of Operations. The Parent paid Figure Pay for the AML/KYC fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.
Gas Fee Service Provider
Gas fees are transaction fees paid to certain network validators for processing and validating operations on the blockchain. Provenance Blockchain Foundation (“Provenance”) is FCC’s current gas fee service provider pursuant to a gas fee service agreement, as amended. As the gas fee service provider, Provenance pays, on behalf of FCC, gas fees for investor Certificate transactions on the Provenance Blockchain, or other blockchains, when applicable. FCC makes payments in U.S. dollars to Provenance for gas fees incurred for investor transactions upon receipt of invoices from Provenance.
FCC’s payment in U.S. dollars to Provenance is calculated based on the market value of the native or designated digital asset of the relevant blockchain (the value of which may fluctuate), at the time gas fees are incurred in connection with Certificate transactions. Provenance will use HASH, the native digital asset of the Provenance Blockchain, and will base gas fee payments on the relevant native or designated digital asset to pay for Certificate transaction gas fees on other approved blockchains, when applicable and will be subsequently reimbursed by FCC for such fees.
Gas fees owed to Provenance were approximately $1 thousand and $4 thousand for the three and six months ended June 30, 2026, respectively. Gas fees owed to Provenance were nominal for the three months ended June 30, 2025 and for the period from February 20, 2025 through June 30, 2025. This fee is included in service fees on the Statements of Operations. The Parent paid Provenance for the gas fees on behalf of the Company, and the payments made by the Parent have been recorded as a part of the indirect capital contributions from Parent in Additional Paid-in Capital as disclosed above.
NOTE 7—INCOME TAXES
For the three and six months ended June 30, 2026 and 2025, the Company calculated its year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date net investment loss before income taxes and adjusted the income tax provision for discrete tax items recorded in the period.
During the three and six months ended June 30, 2026 and 2025, the Company recorded no income tax expense. The Company’s reported effective tax rates were 0.0% for the six months ended June 30, 2026 and 2025. The Company's effective tax rates differ from statutory rates primarily due to the absence of taxable income to realize the Company's net operating losses and other deferred tax assets.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realizability of the Company's deferred tax assets, in each jurisdiction, is dependent upon the generation of future taxable income sufficient to utilize the deferred tax assets on income tax returns, including the reversal of existing temporary differences, historical and projected operating

FIGURE CERTIFICATE COMPANY
NOTES TO ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
results and tax planning strategies. As of June 30, 2026 and 2025, the Company believed that it was more likely than not that the net deferred tax assets would not be realizable and thus maintained a full valuation allowance.
NOTE 8—EARNINGS PER SHARE
Basic and diluted net income (loss) per share is computed by dividing net income (loss) attributable to the Company by the weighted-average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2026 and 2025, there were no potentially dilutive securities outstanding or authorized. Consequently, basic and diluted shares outstanding are identical for all periods presented.
Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$155	$(790)	$(808)	$(2,050)
Denominator:
Weighted average common shares outstanding	1,000	1,000	1,000	1,000
Net income (loss) per share of common stock	$155	$(790)	$(808)	$(2,050)
NOTE 9—COMMITMENTS AND CONTINGENCIES
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
In accordance with the Investment Company Act, Section 28(b), FCC is required to maintain qualified assets with a fair value that meets or exceeds the total of (i) the minimum capital stock requirement of $250,000 and (ii) a reserve for the future obligations associated with issued face-amount certificates. As of June 30, 2026, the Company’s qualified assets (comprising cash, cash equivalents and interest receivable) totaled $561.9 million which exceeded the Reserve

FIGURE CERTIFICATE COMPANY
NOTES TO ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
Requirement of $557.7 million prescribed by Section 28 of the Investment Company Act. As of December 31, 2025, qualified assets of $329.5 million exceeded the Reserve Requirement on that date of $329.0 million.
NOTE 10—FINANCIAL HIGHLIGHTS
Financial highlights are shown below for the periods presented. Dollar values are stated per share outstanding throughout the year.

	Six Months Ended June 30, 2026	Year Ended		Period from Inception (April 13, 2023) to December 31, 2023
		December 31, 2025	December 31, 2024
Net asset value, beginning of period	$584	$521	$428	$—
Investment operations:
Net investment loss	(808)	(3,070)	(574)	(31)
Total from investment operations	(808)	(3,070)	(574)	(31)
Payments by affiliates	1,218	3,133	667	459
Net asset value, end of period	$994	$584	$521	$428

Total return %(A)(B)	70.2%	12.1%	21.7%	n.a.

Ratios/Supplemental Data:
Ratio of expenses to average net assets(C)(E)	6031.9%	924.1%	168.3%	15.1%
Ratio of net investment loss to average net assets(D)(E)	(499.0)%	(652.6)%	(168.3)%	(15.1)%
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

SUPPLEMENTARY SCHEDULES
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
Schedule I

Regulation S-X, Rule 12-21—Investment in securities of unaffiliated issuers as of June 30, 2026
Name of Issuer	Maturity Date	Principal Amount (debt) or Number of Shares (Equity)	(c) Cost	(d) Value of item at close of period
Money Market Fund
Goldman Sachs Financial Square			$—	$—
Government Bonds
United States Treasury Bill	7/14/2026	$25,000	24,861	24,861
United States Treasury Bill	7/21/2026	25,000	24,861	24,861
United States Treasury Bill	8/4/2026	25,000	24,881	24,881
United States Treasury Bill	8/18/2026	75,000	74,612	74,612
United States Treasury Bill	9/3/2026	25,000	24,787	24,787
United States Treasury Bill	9/17/2026	50,000	49,542	49,542
United States Treasury Bill	9/24/2026	50,000	49,534	49,534
Repurchase Agreements(1)
UMB Bank N.A.	7/1/2026		82,361	82,361
Hidden Road Partners CIV US LLC	7/1/2026		200,000	200,000
Total			$555,439	$555,439
(1) Collateralized by U.S. Treasury Securities
Schedule V

Regulation S-X, Rule 12-27—Qualified Assets on Deposit as of June 30, 2026
(a) Name of depositary	(b) Cash	(c) Investments in Securities(1)	(d) First mortgages and other first liens on real estate	(e) Other	(f) Total
UMB Bank N.A.	$—	$555,722	$—		$555,722
Flagstar Bank, N.A.	700	—	—	—	700
Lead Bank(2)	5,488	—	—	—	5,488
Total	$6,188	$555,722	$—	$—	$561,910
(1) Includes the cost basis of investments held in Cash and cash equivalents, along with accrued interest receivable directly attributable to those holdings as of June 30, 2026.
(2) The Lead Bank account is held by Figure Pay and includes amounts related to affiliated entities. The amount disclosed represents only the portion attributable to FCC and does not reflect the total balance maintained by Figure Pay.

Schedule VI

Regulation S-X, Rule 12-26—reconciliation of certificate liability activity
	(b) Balance at beginning of period (January 1, 2026)			(c) Additions			(d) Deductions			(e) Balance at close of period (June 30, 2026)
(a) Description	(1) Number of accounts with security bidders	(2) Amount of maturity value	(3) Amount of reserves	(1) Charged to profit and loss or income	(2) Reserve payments by certificate holders	(3) Charged to other accounts describe	(1) Maturities	(2) Cash surrenders prior to maturity	(3) Other— describe	(1) Number of accounts with security holders	(2) Amount of maturity value	(3) Amount of reserves
Figure Transferable Certificates	1,768	$328,796	$328,796	$—	$983,167	$8,319	$—	$(762,788)	$—	3,450	$557,494	$557,494
Figure Installment Certificates	—	$—	$—	$—	$—	$—	$—	$—	$—	—	$—	$—
(c)(3) - Re-invested interest for issuance of Transferable Certificates

Schedule VIII

Regulation S-X, Rule 12-25 disclosure—Supplementary profit and loss information For the Six Months Ended June 30, 2026
(a) Item	(b) Charged to investment expense	(c) Charged to other accounts		(d) Total
		(1)—Account	(2)—Amount
Legal expenses	$573	$—	$—	$573
Total	$573	—	$—	$573

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS
You should read the following discussion and analysis of our financial condition and results of operations together with our Interim Financial Statements and the related notes appearing elsewhere in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the section titled “Special Note Regarding Forward-Looking Statements” and refer to Part 1, Item 1A. -“Risk Factors” in our Annual Report on Form 10-K filed on March 20, 2026 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
FCC is a wholly-owned subsidiary of FT, whose ultimate parent is FTS. FCC is registered as an investment company under the Investment Company Act as a face-amount certificate company. FCC currently issues Transferable Certificates and intends to issue Installment Certificates in the future. Transferable Certificates are interest-bearing debt securities, and entitle the Certificate owner to receive at maturity a stated amount of money and an interest rate equal to the overnight SOFR rate less 35 basis points, with a minimum of 0.00%. Transferable Certificates are not insured by any government agency or other entity, and are obligations of FCC, unsecured and solely backed by FCC's assets to pay the amount of principal investment, plus accrued interest (minus any applicable expenses or fees) when the Transferable Certificates are transferred, surrendered or mature.
Management's Narrative Analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, pursuant to General Instructions H(2)(a) of Form 10-Q.
Current Macroeconomic Environment
FCC operates within a dynamic macroeconomic environment shaped by conditions in the United States and global economies, including changes in interest and inflation rates, volatility in financial markets, foreign exchange rate fluctuations, geopolitical developments, public health events, competitive dynamics, evolving client and customer behaviors and preferences, and ongoing regulatory and legislative developments. These broader economic and market forces have influenced, and are expected to continue to influence, FCC’s financial condition, operating performance and overall results. FCC’s performance may also be impacted by the risks described under the heading “Risk Factors”in our Annual Report on Form 10-K filed on March 20, 2026.
Significant Accounting Policies and Recent Accounting Pronouncements
Refer to “Note 2—Summary of Significant Accounting Policies”, in the Notes to Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a complete discussion of our significant accounting policies and critical accounting estimates as well as recent accounting pronouncements and their expected impact on FCC's future results of operations or financial condition. The preparation of the Interim Financial Statements is in conformity with U.S. GAAP.
Results of Operations
The Company generates operating income in the form of interest income on cash and cash equivalents held in money market funds, debt securities issued by the U.S. Department of the Treasury (“U.S. Treasury securities”), which may include U.S. Treasury bills and U.S. Treasury notes, as well as from interests in U.S. Treasury securities obtained through repurchase agreements funded with proceeds from the issuance of Transferable Certificates.
The Company reported net income of $0.2 million for the three months ended June 30, 2026 and a net loss of $0.8 million for the six months ended June 30, 2026 compared to a net loss of $0.8 million and $2.1 million for the three and six months ended June 30, 2025, respectively. This improvement was primarily due to increased investment income, partially offset by an increase in the provision for certificate reserve.
Investment income for the three and six months ended June 30, 2026 was $5.1 million and $9.0 million, respectively, consisting of interest income earned on proceeds from the issuance of Transferable Certificates that were invested primarily in U.S. Treasury securities and repurchase agreements. In the prior year, the Company earned $35 thousand of interest income in the three months ended June 30, 2025 and $39 thousand between the initial public offering of the Transferable Certificates on February 20, 2025 and June 30, 2025.

Investment expenses decreased by $0.3 million for the three months ended June 30, 2026 compared to the same period in 2025. The decrease was primarily attributable to a decline in professional service fees and investment advisory and management fees compared to the same period in the prior year. The $0.3 million decrease in professional service fees was mainly attributable to decreased legal, audit and accounting expenses, while the $40 thousand decrease in investment advisory and management fees reflects adjusting entries made in the current period to reverse excess expense recorded in prior periods.
Investment expenses decreased by $0.6 million for the six months ended June 30, 2026 compared to the same period in 2025. The decrease was primarily attributable to the absence of offering and organization costs in the current period, partially offset by higher investment advisory and management fees. The $0.7 million decrease in offering cost expense was primarily due to one-time costs incurred during the February 2025 public offering of Transferable Certificates and commencement of operations, with no similar expenses in the current period. Organizational costs decreased by $0.3 million compared to the prior year, reflecting the cessation of start-up costs upon the commencement of investment operations in the first quarter of 2025, after which no additional organizational costs were incurred. The $0.3 million increase in investment advisory and management fees was a direct result of the increased volume of invested assets being managed by the Advisor compared to the prior year period.
Interest expense, recorded to “Provision for certificate reserve” on the Statements of Operations, accrues daily based on the amount of Transferable Certificates outstanding and was $4.4 million and $8.3 million for the three and six months ended June 30, 2026, respectively, compared to $30 thousand in the three months ended June 30, 2025 and $34 thousand between the initial public offering of the Transferable Certificates on February 20, 2025 and June 30, 2025.
FCC did not record an income tax expense or benefit for the three and six months ended June 30, 2026 or 2025 due to its year-to-date net investment loss before income taxes and the full valuation allowance recorded against its net deferred tax assets. See “Note 7—Income Taxes” for additional information on income taxes.
Fair Value Measurements
FCC reports certain assets and liabilities at fair value; specifically cash equivalents and Certificate reserve liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction with market participants. FCC uses actual market prices, or observable inputs, in its fair value measurements to the extent available. See “Note 3—Fair Value of Financial Instruments” of the accompanying notes to our Interim Financial Statements on this Form 10-Q for additional information regarding FCC's fair value measurements.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Please refer to “Note 9—Commitments and Contingencies” of the accompanying notes to our Interim Financial Statements for additional information on commitments and contingencies.
ITEM 1A. RISK FACTORS
The risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed on March 20, 2026 could materially and adversely affect our business, financial condition, results of operations, cash flows and future prospects. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business. There have been no material changes to the risk factors previously disclosed in the Form 10-K filed on March 20, 2026.
You should carefully read and consider such risks, together with all of the information in our Form 10-K, in this Quarterly Report on Form 10-Q including the disclosures in the section titled “Management's Narrative Analysis” and in our interim financial statements and related notes, and in the other documents that we file with the SEC.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2*	Certification of Chief Financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1*	Figure Technology Solutions, Inc. financial support commitment letter, dated June 30, 2026.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
* Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

FIGURE CERTIFICATE COMPANY

Date: August 13, 2026	By:	/s/ Michael Tannenbaum
Michael Tannenbaum
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Macrina Kgil
Macrina Kgil
Chief Financial Officer
(Principal Financial and Accounting Officer)